Form 10-K
period 1993-12-31
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1994-03-29
CIK 790159

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                ---------------

(MARK ONE)

  [ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                      OR
  [    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM         TO


                        COMMISSION FILE NUMBER: 0-14246

                        WHEELABRATOR TECHNOLOGIES INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                  22-2678047
   (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                                 LIBERTY LANE
                         HAMPTON, NEW HAMPSHIRE 03842
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  603/929-3000

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
           Title of Each Class                       on Which Registered
           -------------------                      ---------------------
      Common Stock, $0.01 par value                New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [X]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $1,593,000,000 AT FEBRUARY 1, 1994 (BASED ON THE CLOSING SALE PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON JANUARY 31, 1994, AS REPORTED BY THE WALL STREET JOURNAL (MIDWEST EDITION)). AT MARCH 1, 1994, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 188,897,599 SHARES OF ITS COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1993 ARE INCORPORATED BY REFERENCE INTO PARTS II AND IV. PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 5, 1994 ARE INCORPORATED BY REFERENCE INTO PART III.

================================================================================

                                    PART I

ITEM 1 -- BUSINESS

GENERAL

     Wheelabrator Technologies Inc. provides a wide array of environmental products and services in North America and abroad through three principal business lines. The Company's energy group ("Wheelabrator Clean Energy") is a leading developer of facilities and systems for, and provider of services to, the trash-to-energy, energy and independent power markets. Through the subsidiaries comprising Wheelabrator Clean Energy, the Company develops, arranges financing for, operates and owns facilities that dispose of trash and other waste materials in an environmentally acceptable manner by recycling it into energy in the form of electricity and steam.

     The Company's water group ("Wheelabrator Clean Water") is comprised of several subsidiaries principally involved in the design, manufacture and operation of facilities and systems used to purify water, to treat municipal and industrial wastewater, to treat and manage biosolids resulting from the treatment of wastewater by converting them into useful fertilizers, and to recycle organic wastes into compost material useable for horticultural and agricultural purposes. Wheelabrator Clean Water also designs and manufactures various products and systems used in water and wastewater treatment facilities and industrial facilities, precision profile wire screens for use in groundwater wells and other industrial applications, and certain other industrial equipment.

     The Company's air group ("Wheelabrator Clean Air") designs, fabricates and installs technologically-advanced air pollution emission control and measurement systems and equipment, including systems which remove pollutants from the emissions of the Company's trash-to-energy facilities as well as power plants and other industrial facilities. Through its subsidiaries, Wheelabrator Clean Air also provides technologies and systems designed to treat air streams which contain nitrogen oxide ("NOx") and volatile organic compounds ("VOCs"), the major contributors to the creation of smog.

     The majority of the businesses of the Company have been managed together as a group since the early 1980s. The Company's predecessor companies and subsidiaries have been active in project development for approximately 20 years, and in related activities since the turn of the century. Unless the context indicates to the contrary, as used in this report, the terms "Company" and "WTI" refer to Wheelabrator Technologies Inc. and its subsidiaries. Unless otherwise indicated, all statistical and financial information under Item 1 and Item 2 of this report is given as of December 31, 1993.

     The Company (then known as The Henley Group, Inc.) was incorporated in Delaware in December 1985. The name of the Company was changed in December 1988 to The Wheelabrator Group Inc. and again in August 1989 to Wheelabrator Technologies Inc.

     Approximately 55% of the Company's common stock, par value $0.01 per share (the "Common Stock"), outstanding as of March 1, 1994 was owned by WMX Technologies, Inc. ("WMX") or its affiliates. All Common Stock share and per share figures have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend distributed in January 1993.

ORGANIZATION OF RUST INTERNATIONAL INC.

     On December 31, 1992, WTI entered into an Organizational Agreement (the "Organizational Agreement") with Chemical Waste Management, Inc., an approximately 79%-owned subsidiary of WMX ("CWM"), and The Brand Companies, Inc., which as of that date was an approximately 56%-owned subsidiary of CWM ("Brand"), pursuant to which WTI and CWM agreed to organize Rust International Inc. ("Rust") and to acquire newly issued shares of Rust in exchange for contributing certain of their respective businesses and assets to Rust. Pursuant to the Organizational Agreement, on January 1, 1993 WTI contributed 100% of the stock of its engineering, design, construction and environmental consulting subsidiaries, 100% of the stock of its international engineering unit based in London, certain disposal credits for use at facilities owned or operated by subsidiaries of WMX (see "Patents, Trademarks, Licenses and Other Agreements"), and cash, prefunded acquisition costs and promissory notes having an aggregate value of approximately $68 million. CWM contributed its hazardous substances remediation services business and all of its shares of Brand, as well as its 12% interest in the ordinary shares of Waste Management International plc ("WM International") and approximately $141 million in indebtedness due to CWM from Brand. On May 7, 1993, Brand merged into a subsidiary of Rust. Pursuant to such merger, Brand stockholders (other than Rust) received one share of common stock of Rust or, at the option of each Brand stockholder, $18.75 in cash for each share of Brand common stock. As a result of such merger, Rust is owned approximately 40% by WTI, 56% by CWM, and 4% by public stockholders. Through its equity ownership of Rust, the Company will continue to have an interest in that company's engineering, construction and environmental and infrastructure consulting businesses, as well as the hazardous substance remediation and other on-site industrial and related businesses operated by Rust. The business of Rust is discussed below under "Equity Investments--Rust International Inc."

     The organization of Rust had no effect on the Company's 1992 and prior historical financial statements. The Company accounts for its investment in Rust using the equity method, which results in a reduction of revenue, operating expenses and selling and administrative costs for 1993 compared to prior years.


SERVICES AND PRODUCTS

     Prior to January 1, 1993, the Company's operations were categorized into two business segments -environmental operations and environmental and infrastructure engineering services. Environmental operations accounted for 66% of the Company's total consolidated revenue in 1991, 63% in 1992 and 100% in 1993. Environmental and infrastructure engineering services accounted for 34% of the Company's total consolidated revenue in 1991 and 37% in 1992. The operations which comprised the environmental and infrastructure engineering services were contributed to Rust on January 1, 1993. Thus, the Company did not realize any revenue from such operations in 1993. See "Equity Investments--Rust International Inc." For information relating to revenues, operating profit and identifiable assets attributable to the Company's segments, see Note 9 to the Company's Consolidated Financial Statements incorporated by reference into this part. For 1993, the Company reports in a single segment with three lines of business: Wheelabrator Clean Energy, Wheelabrator Clean Water and Wheelabrator Clean Air.

Wheelabrator Clean Energy

     The Company, through Wheelabrator Environmental Systems Inc. and its subsidiaries, is a leading developer, operator and owner of trash-to-energy and independent power facilities in the United States. These facilities, either owned, operated or under construction, give WTI approximately 854 megawatts of electric generating capacity, which ranks it among the nation's largest independent power producers. WTI's trash-to-energy projects utilize proven boiler and grate technology capable of processing up to 3,000 tons of trash per day per facility. The heat from this combustion process is converted into high-pressure steam, which typically is used to generate electricity for sale to public utility companies under long-term contracts.

     WTI's trash-to-energy development activities involve a number of contractual arrangements with a variety of private and public entities, including municipalities (which supply trash for combustion), utilities or other power users (which purchase the energy produced by the facility), lenders, public debtholders, joint venture partners and equity investors (which provide financing for the project) and the contractors or subcontractors responsible for building the facility. In addition, the Company often identifies and acquires sites for the facility and for the disposal of residual ash produced by the facility and obtains necessary permits and licenses from local, state and federal regulatory authorities.

     The Company also develops, operates and, in some cases, owns independent power projects, which either cogenerate electricity and thermal energy or generate electricity alone for sale to utilities. Cogeneration is a technology which allows the consecutive use of two or more useful forms of energy from a single primary fuel source, thus providing a more efficient use of a fuel's total energy content. These power systems use waste wood, waste tires, waste coal or natural gas as fuel, and employ state-of-the-art technology, such as fluidized-bed combustion, to insure the efficient burning of fuel with reduced emission levels.

     One of the most significant costs of developing and operating the Company's energy and biosolids projects may be debt service or lease rentals payable in connection with financing for the project. See "Wheelabrator Clean Water." Financing structures vary substantially from transaction to transaction. The amount of annual financing cost is directly related to the capital cost of the facility, which may vary greatly from plant to plant, even with regard to similarly sized plants, due to a number of factors. These include the type of technology utilized, the amount of site preparation required and, where applicable, the form of energy generated and the proximity to the energy delivery point. For a description of some of the methods used to finance WTI's facilities, see "Financing Capabilities and Funding Support Agreements."

     A description of Wheelabrator Clean Energy projects in operation or under construction which are owned, leased or operated under long-term operating agreements by the Company's subsidiaries or affiliates is contained in Item 2 -- Properties. In addition to the projects described in Item 2, the Company has a number of projects in development that, in most cases, are subject to contingencies, many of which are beyond WTI's control. Such contingencies include, without limitation, obtaining required permits or approvals, obtaining equity and/or debt financing and consummating required project agreements.

Wheelabrator Clean Water

     Through Wheelabrator Clean Water, the Company develops projects that purify water, treat wastewater, treat and manage biosolids, and compost organic wastes. The Company also provides technologies and services used to treat drinking water as well as industrial and municipal process and wastewater.

     The Company offers generators of biosolids, consisting of the non-hazardous sludges resulting from treatment of industrial and municipal wastewater, alternatives to landfilling or ocean dumping. Wheelabrator Clean Water provides a range of biosolids management services to over 400 communities, including land application, drying, pelletizing, stabilization and composting of non-hazardous biosolids. See "Regulations--Environmental Regulations." Wheelabrator Clean Water typically enters into multi-year contracts with biosolids generators under which the Company is paid by the generator to beneficially use the biosolids. Regulations governing sludge management were issued by the Environmental Protection Agency ("EPA") in December 1992 under the Clean Water Act. The regulations encourage the beneficial use of municipal sewage sludge by recognizing the resource value of biosolids as a fertilizer and soil conditioner, and establish requirements for land application designed to protect health and the environment. These new regulations are expected to expand opportunities available to the Company.

     Land application involves the application of non-hazardous biosolids as a natural fertilizer on farmland pursuant to rigorous site-specific permits issued by applicable state authorities. Biosolids are also used in land-reclamation projects such as strip mines. Land-applied sludges are often stabilized prior to application using proprietary technology. Wheelabrator Clean Water also develops and operates facilities at which biosolids are dried and pelletized. The Company has three facilities currently in operation, including a recently completed facility in New York City, and two other facilities, one under construction and the other in the late stages of development, in Baltimore, Maryland. These facilities incorporate a variety of biosolids drying and emission control technologies, some proprietary and some licensed to the Company under exclusive licensing arrangements. See "Patents, Trademarks, Licenses and Other Agreements." The Company has approximately 565 dry-tons-per-day of biosolids drying capacity either in operation, under construction or in advanced stages of development. Biosolids which have been dried are generally used as fertilizer by farmers, commercial landscapers and nurseries and as a bulking agent by fertilizer manufacturers.

     Development of dryer facilities generally involves various contractual arrangements with a variety of private and public entities, including municipalities (which generate the biosolids), lenders, contractors and subcontractors which build the facilities, and end-users of the fertilizer generated from the treatment process. See "Financing Capabilities and Funding Support Agreements." A description of dryer projects in operation or under construction which are owned or operated by Wheelabrator Clean Water under long-term operating agreements is contained in Item 2 -- Properties.

     Wheelabrator Clean Water is also a leading provider of a comprehensive range of water and wastewater treatment services to municipalities throughout the United States. The Company provides services pursuant to approximately 30 contracts, including water and wastewater treatment plant start-up assistance, plant operations and maintenance, planning and management, training of plant supervisors, operators and laboratory and maintenance personnel, refining process systems, management systems for process control, and plant diagnostic evaluations and energy audits. During 1993, Wheelabrator Clean Water geographically expanded its operations by obtaining contracts to operate two industrial wastewater treatment facilities in Canada. Plant maintenance and operation agreements generally range in length from 3 to 10 years and often provide the owner of the facility with renewal options. The majority of the contracts are fixed price or lump sum contracts. During 1993, the Company continued negotiations with a municipality towards the privatization of a publicly-owned water and wastewater treatment system pursuant to an Executive Order issued in 1992 intended to facilitate the privatization of municipally-owned facilities. In addition, during 1993 the Company commenced negotiations with several industrial concerns towards the development, ownership and operation of wastewater treatment facilities adjacent to existing industrial facilities. Because development of such facilities will generally involve a variety of contractual arrangements, as with development of the Company's other projects, there can be no assurance that such discussions will result in the development of any such facilities.

     Wheelabrator Clean Water also designs and supplies enclosed automated composting systems which recycle organic wastes into beneficial products which are used by commercial landscapers, nurseries and fertilizer manufacturers. These composting systems, which consist of a series of parallel concrete bays through which organic waste is advanced and agitated during the composting process, are sold to municipalities and landfill operators, among others. The Company has provided its proprietary and automated in-vessel composting technology to 17 facilities in operation, eight more under construction, and three additional facilities in development that it will own and operate.

     Through its Wheelabrator Engineered Systems Inc. subsidiary ("WES"), Wheelabrator Clean Water engineers and manufactures a variety of environmental products and systems. WES provides single-source, advanced-systems solutions related to drinking water, industrial process water, wastewater, slurry pumping and high solids dewatering. WES also provides systems designed to remove solids from liquid streams through the use of self-cleaning bar/filter screens, grinders, macerators, conveyors and compactor systems. WES provides high technology water purification and wastewater treatment systems which utilize a variety of technologies including demineralizers, reverse osmosis and vacuum degasification. WES also designs and installs process technology systems utilizing evaporators, crystallizers, electrodialysis, dialysis, reverse osmosis and ultrafiltration for treating industrial process wastewater. Through its Johnson Screen unit, WES produces profile wire screen products for groundwater production, hydrocarbon processing, food processing and coal/mineral processing.

     The Company's engineered products are provided to municipal and industrial customers. In most situations, the Company will provide assistance to help the end-user select the appropriate technology for a given application. Turnkey systems provided by the Company range in value from $250,000 to over $30 million, and are typically designed and installed within 12 months following acceptance of a customer order. On such projects, the Company typically enters into lump-sum contracts under which the Company receives payments throughout the contract term based upon a predetermined schedule.

     The Company also manufactures Wheelabrator machines, a line of nonpolluting materials cleaning equipment for use by a variety of industrial customers, including foundries, steel processors, automobile producers and rubber and plastics producers, in cleaning and finishing metal and other materials. The Company manufactures portable, fully-enclosed Wheelabrator systems for cleaning surfaces such as ship decks and hulls and other difficult-to-clean surfaces. These systems capture the emissions particulate generated by such operations, preventing contamination of the environment. In addition, spare parts for materials cleaning systems are produced. The Company also manufactures high-alloy combustion grates used in the high-temperature furnaces of its trash-to-energy facilities.

Wheelabrator Clean Air

     Wheelabrator Clean Air designs, fabricates and installs advanced air pollution emission control and measurement technologies. The Company offers electrostatic precipitators, flue-gas desulfurization systems (scrubbers), fabric-filter systems (baghouses) and Nox control systems, which remove pollutants from the emissions of WTI's trash-to-energy facilities, as well as power plants and other industrial facilities. Wheelabrator Clean Air also designs and constructs tall concrete chimneys and silos to help utilities and industrial companies meet environmental requirements. The Company's expertise in air pollution control technologies and chimney design and construction, as well as the expertise in mechanical construction and process engineering of the Company's Rust affiliate, are used in the design and construction of the Company's trash-to-energy and biosolids facilities. These capabilities strengthen WTI's competitive position, while reducing its exposure to risk in the management of large-scale projects, by providing greater ability to ensure quality control and timely completion.

     Wheelabrator Clean Air's activities involve both custom and pre-engineered systems for emissions control. The custom engineering division licenses a patented process for the removal of hydrogen sulfide from gaseous and liquid streams. The process prevents the formation of sulfur dioxide emissions, thereby controlling acid rain and odor problems. Wheelabrator Clean Air also provides a full range of technologies and services for destroying or recycling VOCs from air and liquid sources and Nox from air sources. Both VOCs and Nox are major contributors to the creation of smog. The Company's VOC and Nox control systems are utilized by customers in a variety of industries, including oil refineries, chemical plants and automobile production facilities. Complementing the emission control divisions is a measurement division which designs and installs continuous emissions monitoring systems ("CEMs") for the utility, waste-to-energy, industrial furnace and petrochemical industries, all of which are affected by regulations requiring the continuous monitoring of stack emissions.

     WTI anticipates that the Clean Air Act Amendments of 1990, along with existing and proposed regulations issued thereunder, will generate additional business opportunities to apply its expertise in VOC and Nox control systems and scrubbers, as well as additional applications for CEMs. Pursuant to the Clean Air Act Amendments, the EPA has issued a list of hazardous chemicals, over half of which are VOCs requiring the implementation of maximum available control technology ("MACT") to limit emissions. The existing MACT rules, as well as those in development for specific industries, will require compliance from both new and existing VOC emissions sources. The "acid rain" provisions of the Clean Air Act Amendments require additional controls for Nox emissions from a variety of sources. See "Regulations--Environmental Regulations."


REGULATIONS

Environmental Regulations

     The Company's business has benefitted in general from increased governmental regulation relating to solid waste, wastewater, air pollution and other environmental concerns, including increasingly stringent air and water quality regulations (which in turn benefit its air pollution control and water and biosolids treatment businesses). WTI's own business activities are also subject to environmental regulation under the same federal, state and local laws and regulations which apply to the Company's customers, including the Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act of 1976, as amended ("RCRA").

     WTI believes that it conducts its businesses in an environmentally responsible manner and believes itself to be in material compliance with applicable laws and regulations. WTI does not anticipate that maintaining compliance with current requirements will result in any material decrease in earnings. There can be no assurance, however, that such requirements will not change so as to require significant additional expenditures. In particular, pursuant to the Clean Air Act Amendments it is probable that the air pollution control systems at certain trash-to-energy projects owned or operated by the Company's subsidiaries will be required to be modified by the end of the decade to comply with the more stringent regulations promulgated thereunder. The Company has already completed a retrofit of the air pollution control systems at its oldest trash-to-energy facility located in Saugus, Massachusetts. Although the expenditures related to such modifications, to the extent required, will likely be significant, they are not expected to have a material adverse effect on the Company's liquidity or results of operations. WTI frequently obtains the right to pass on to the long-term contract users of its trash-to-energy facilities increased capital and operating costs resulting from changes in law. There can be no assurance, however, that in such event WTI would be able to recover, for each project, all such increased costs from its customers. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could affect the manner in which WTI operates its projects and conducts its business, including the handling, processing or disposal of the wastes, by-products and residues generated thereby. See Item 3 -- Legal Proceedings - Regulatory. Regulations issued by the EPA in December 1992 under the Clean Water Act may affect the Company's ability to market pellets derived from its drying and pelletizing facilities as fertilizer without first obtaining additional permits for their use. The Company anticipates that the EPA may suspend enforcement of certain provisions of such regulations for a period of three years pending additional study. The Company does not believe, however, that implementation of these regulations in their original form would have a material adverse effect on the Company's operations or financial position.

     During 1992, the U.S. Court of Appeals for the Seventh Circuit issued a ruling in a case in which the Company was not a party, finding that the ash generated by a trash-to-energy facility could be subject to regulation as a hazardous waste. The Seventh Circuit decision was contrary to an earlier decision issued by the U.S. Court of Appeals for the Second Circuit, upholding a District Court determination in a case involving a subsidiary of the Company. In that case, the Court determined that the residual ash generated at the Company's facility is not subject to regulation as a hazardous waste within the provisions of RCRA. In late 1992, the Supreme Court vacated the Seventh Circuit decision and ordered the Seventh Circuit to reconsider the case in light of an EPA interpretation of RCRA stating that ash from trash-to-energy facilities is not subject to regulation as a hazardous waste. Upon reconsideration, the Seventh Circuit reaffirmed its original decision. The parties each filed a writ of certiorari with the U.S. Supreme Court. The Court granted the writs and heard oral arguments in the case in January 1994. A decision is pending. WTI does not believe that a decision upholding the Seventh Circuit's earlier ruling would adversely affect the Company in any material manner, primarily because of the patented Wes-Phix(R) technology utilized by the Company. Wes-Phix(R) immobilizes certain constituents in the ash which thereby enables it to be disposed of as non-hazardous waste. Any such development could, however, require significant additional expenditures to achieve compliance with such requirements or policies. There can be no assurance that, in such event, the Company would be able to recover all such costs from its customers.

Public Utility Regulatory Policies Act

     Wheelabrator Clean Energy's business is subject to the provisions of various energy-related laws and regulations, including the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The ability of WTI's trash-to-energy and small power production facilities to sell power to electric utilities on advantageous terms and conditions and to avoid burdensome public utility regulation depends, in part, upon the continuance in effect of PURPA, which generally exempts WTI from state and federal regulatory control over electricity prices charged by, and the finances of, WTI and its energy producing subsidiaries. While most of WTI's existing projects sell electricity pursuant to long-term contracts or rate orders, which management believes would not be affected by the repeal or modification of PURPA, the future growth of the Company's trash-to-energy and other small power production facilities business and the legal status of its existing projects could be materially and adversely affected if the various benefits of PURPA were repealed or substantially reduced.


COMPETITION

     WTI experiences substantial competition in all aspects of its business. It competes with a number of firms, both nationally and internationally, some of which may have greater financial and technical resources than WTI. The principal competitive factors with respect to its Wheelabrator Clean Water and Wheelabrator Clean Energy project development activities include technological performance, service, technical know-how, price and performance guarantees. Competing for selection as a project developer may require commitment of substantial resources over a long period of time, without any certainty of being ultimately selected. Competition for attractive development opportunities is intense, as there are a number of competitors in the trash-to-energy, biosolids management and water and wastewater treatment industries interested in such opportunities. The Company believes that its comprehensive project development capabilities, operating experience, financing capabilities and, through its affiliation with Rust, engineering and turnkey construction experience, will enable it to continue to compete effectively.

     In the air pollution control business, the Company competes with a relatively small group of large national and international firms. The primary competitive factors in the air pollution control industry are price, technological capabilities and service. In its biosolids handling and treatment and composting businesses, the Company competes with several large national and regional firms and numerous competitors who provide service in local markets. In the biosolids and composting markets, the principal competitive factors are price, availability of sites for beneficial reuse of biosolids and technical experience. See "Patents, Trademarks, Licenses and Other Agreements."

     At the time of the 1990 merger between WTI and a subsidiary of WMX which resulted in WMX's acquisition of a controlling interest in the Company (the "1990 Merger"), the Company was granted an option to acquire an equity interest in WMX's international waste services operations, now conducted through WM International. In connection with the acquisition of an equity interest in WM International in 1991, the Company agreed that it would not conduct waste management services operations or engage in the operation and maintenance of water and wastewater treatment facilities outside of North America, other than through its ownership interest in WM International, until the later of (i) July 1, 2000 and (ii) the date on which WMX ceases to beneficially own a majority of the outstanding shares of Common Stock or a majority of all outstanding voting equity interests of WM International.

     In connection with the initial public offering of ordinary shares of WM International, the Company, WM International, CWM and WMX entered into an International Business Opportunities Agreement, which incorporates certain previously existing agreements among certain of the parties thereto which were made in connection with the 1990 Merger. The International Business Opportunities Agreement was amended and restated in connection with the organization of Rust, described above under "Organization of Rust International Inc.," and Rust became a party thereto. Under the Amended and Restated International Business Opportunities Agreement, the parties agreed that in order to minimize the potential for conflicts of interest among various subsidiaries under the common control of WMX, WMX has the right to direct business opportunities to the WMX controlled subsidiary which, in the reasonable and good faith judgment of WMX, has the most experience and expertise in the particular line of business involved. Opportunities in North America relating to (i) the manufacture or assembly of well screens, materials cleaning equipment, pumps and packaged water and wastewater treatment facilities; (ii) the operation and maintenance and, with respect to item (c) below, design, engineering and construction, of (a) municipal trash-to-energy facilities, (b) water, wastewater and sewage treatment facilities (excluding facilities designed to treat hazardous waste streams), (c) chimneys and air pollution control equipment and facilities, and (d) small power projects and independent power generation facilities (except for landfill gas recovery facilities which are covered under the Intellectual Property Licensing Agreement described under "Patents, Trademarks, Licenses and Other Agreements"); and (iii) facilities which treat or otherwise stabilize ash residues from trash-to-energy facilities, have been allocated to the Company. The Agreement allocates certain business opportunities, some of which were previously allocated to WTI, to Rust in connection with the transfer (described above) of WTI's engineering, environmental consulting and construction businesses to Rust.

RESEARCH AND DEVELOPMENT

     The Company undertakes research and development in numerous areas of its operations, including energy generation, environmental control and the handling and recovery of waste materials and waste gases, water, wastewater and industrial process water technologies, and VOC catalyst and control technologies. WTI spent approximately $3.9 million, $2.6 million and $4.1 million on research and development during 1991, 1992 and 1993, respectively. In addition, WTI receives significant benefits from technological advances realized in connection with specific projects undertaken on its own behalf or under contracts with customers. Significant technological benefits are also realized through WTI's experience in operating its existing projects.


PATENTS, TRADEMARKS, LICENSES AND OTHER AGREEMENTS

     The Company owns or licenses a number of patents and patent applications or other proprietary technology that are important to various aspects of its business. While certain of such licenses or patented technology may be material to the development of a given project, the Company believes that its overall business depends primarily on such factors as project development capability, engineering skill, and research and production techniques rather than on patent protection.

     Pursuant to a long-standing arrangement between WTI and von Roll Ltd. ("von Roll"), WTI has an exclusive license in the United States and Mexico to use certain combustion-grate technology owned by von Roll. WTI uses this technology in its trash-to-energy projects. The license agreement runs through December 31, 1995, subject to additional three-year-term renewals unless either party gives 12 months' written notice of termination to the other. Either party to the license agreement may also terminate the contract upon one year's written notice and payment of a termination fee.

     WTI has an agreement (the "Boiler Purchase Agreement") with Babcock & Wilcox Company ("B&W"), whereby B&W has agreed to provide, and WTI has agreed to purchase, certain boilers suitable for use in WTI's trash-to-energy facilities having a combustion capacity equal to or greater than 250 tons-per-day. In addition, B&W agrees to maintain the confidentiality of the Company's proprietary information incorporated in the boiler design, and not to use such information except for the purpose of manufacturing boilers for sale to WTI or its affiliates. The confidentiality provisions will survive the termination of the Boiler Purchase Agreement. The Boiler Purchase Agreement will remain in effect until June 30, 1994, subject to additional three-year term renewals unless either party gives 12 months written notice of termination to the other. Neither party has provided such notice. Accordingly, the Boiler Purchase Agreement will automatically renew as of July 1, 1994 for a three-year term ending June 30, 1997.

     The Company possesses foreign and domestic patents on various biosolids treatment processes. The Company has a license agreement with Seghers Engineering N.V. of Bruges, Belgium, granting Wheelabrator Clean Water the exclusive right to use and market the Seghers Zerofuel sludge incineration system, including the Seghodryer indirect multi-stage dryer for sludge, within the United States and Canada. The license agreement was renegotiated in April 1993 to remain in effect through the year 2011 provided that Wheelabrator Clean Water meets specified levels of equipment orders or makes certain minimum payments under the agreement. The new agreement also gives Wheelabrator Clean Water additional options with respect to pricing and manufacturing, and includes a future option allowing Wheelabrator Clean Water to acquire the unrestricted right to use the Seghers technology within the United States and Canada. In addition, Wheelabrator Clean Water holds several patents relating to the processing of biosolids through an indirect biosolids dryer system.

     In 1988, the Company entered into a Land Option Agreement, amended as of June 1, 1992, with Waste Management of North America, Inc., now known as Waste Management, Inc. ("WMI"), a wholly-owned subsidiary of WMX, providing WTI with the right, subject to certain restrictions and payment of a $10 million option renewal fee after 10 years, to acquire or lease sites for future trash-to-energy, biosolids management, organic waste composting or, subject to certain pre-conditions, medical waste incineration and autoclave facilities at any of WMI's existing or future landfills in the United States and Canada. In addition, in 1988 the Company entered into an Airspace Dedication Agreement (the "ADA") with WMI permitting WTI, for a period ending August 12, 2008, and subject to certain conditions and restrictions, to reserve capacity at WMI landfills for the disposal of ash residue ("Ash Residue") from the Company's trash-to-energy facilities, to dispose of such residues and waste at such landfills for fees generally on terms at least as favorable as those charged to other customers, and granting disposal credits aggregating $70 million to be credited against future Ash Disposal fees (of which $30 million in disposal credits were transferred to Rust on January 1, 1993). In 1992, the ADA was amended and restated to expand the types of waste covered by the ADA to include non-hazardous biosolids, by-pass waste from facilities owned or operated by WTI and special wastes removed from third-party sites being remediated by WTI or any of its affiliates (the "Other Waste"). In addition, the definition of Ash Residue was expanded to include, under certain circumstances, ash residue from medical waste incineration facilities. As amended and restated, the ADA also provides for disposal credits to be applied against disposal fees paid by WTI and its subsidiaries under separately negotiated disposal arrangements with WMI. Under the ADA, as amended and restated, WTI may reserve not more than a total of 35% of the airspace available for the disposal of the type of waste proposed for disposal at any disposal site at a price-per-ton rate that will generally not be greater than the most favorable per ton price charged by the disposal site to customers other than WTI.

     In connection with the 1990 Merger, the predecessor of WM International, Waste Management International, Inc. ("WMII"), and WMI entered into an Intellectual Property Licensing Agreement with WTI. WM International has succeeded to the rights and obligations of WMII under the Intellectual Property Licensing Agreement as well as certain other agreements to which WTI and WMII were parties. Pursuant to the Intellectual Property Licensing Agreement: (i) WM International granted WTI a 10-year, non-exclusive, royalty-free license, with two successive 5-year renewal options, to the "BRINI" recycling and composting technology owned by WM International; (ii) WMI granted WTI a 10-year, non-exclusive, royalty-free license, with two successive 5-year renewal options, to the Recycle America(R) and Recycle Canada(R) trademarks and logos and the related materials separation and processing technology of WMI for use in conjunction with recycling operations at or adjacent to any WTI facility; (iii) WMI agreed to use reasonable efforts to enable WTI to sell recyclable materials to joint ventures or other markets developed by WMI; (iv) WMI agreed, to the extent consistent with its business plans, to use good faith efforts to develop its curbside recycling programs and free-standing recyclable materials recovery facilities to also support WTI facilities; (v) WTI agreed to designate WMI as the provider of recyclable collection services for WTI facilities to the extent possible, before offering such opportunity to any third party; (vi) WMI granted WTI a 10-year, non-exclusive, royalty-free license, with two successive 5-year renewal options, to all of WMI's proprietary technology and know-how in the area of landfill gas recovery and the conversion of such gas to energy (such license does not extend to the use by WTI of technology and know-how at sanitary landfill sites owned, operated or maintained by WMI or its subsidiaries and affiliates, other than WTI and its subsidiaries); and (vii) WMI agreed that only WTI, and not WMI, may develop the business of designing, constructing, operating and maintaining landfill gas recovery facilities for governmental, industrial and third party customers. To the extent WTI develops landfill gas recovery technology and know-how during the period of its license (and renewals) from WMI, it will share such technology and know-how with WMI on a similar royalty-free basis. WTI may waive its rights to develop landfill gas recovery systems on a case-by-case basis in those situations in which financial objectives specified by the Company's Board of

Directors can not be achieved by WTI through development of such projects. Projects waived by WTI may be developed by WMI.

     The licenses and related rights and obligations to conduct business granted under the Intellectual Property Licensing Agreement terminate, as to facilities not already operational, contractually committed or the subject of, or contemplated by, a bid or other submission previously made by the Company or WMI, as the case may be, at the earlier of the termination of the stated license periods, the expiration of any patent licensed under the agreement, or the date on which the Company is no longer a majority-owned subsidiary of WMX.

     WTI, WMX, CWM, Rust and WM International are also parties to a First Amended and Restated Master License Agreement which was modified on January 1, 1993 to add Rust as a party to the existing Master License Agreement originally entered into in connection with the public offering of ordinary shares of WM International. Under the Master License Agreement, as amended, each of WTI, WMX, Rust and CWM, on the one hand, and WM International, on the other, is granted the right to license, on a non-exclusive basis, certain proprietary rights of the other. The consideration for any such license will be based upon the fair market value of a license for the licensed technology at the time of grant, but may not exceed the most favorable price charged an unaffiliated licensee for a comparable license.

BACKLOG

     WTI's backlog was $11.7 billion and $11.4 billion as of December 31, 1992 and 1993, respectively. WTI expects that approximately $912 million, or 8%, of the December 1993 backlog will be executed during 1994. Approximately $11.0 billion of this backlog relates to long-term contracts associated with trash-to-energy, cogeneration, biosolids drying and pelletizing and coal-handling services at facilities operated by WTI, of which approximately $589 million, or 5%, will be executed during 1994. Approximately $358 million of backlog at December 31, 1992 related to the businesses contributed by WTI to Rust on January 1, 1993.

RAW MATERIALS

     Raw materials used by the Company, including fuel for its projects (such as trash, waste wood, waste tires, waste coal and natural gas) and construction materials, are generally readily available from many different suppliers. Substantially all of the solid waste disposed at the Company's energy projects is commonly obtained through long-term supply contracts with solid waste disposal authorities and municipalities under which minimum disposal fees are fixed and which generally provide for escalation in accordance with various price indexes. With respect to WTI's manufacturing businesses, the principal raw materials are carbon steel, steel alloy plate, stainless steel wire and
plate and scrap metals.   The raw materials necessary to each of the Company's
businesses are readily available from a variety of sources and the Company does not anticipate any difficulty in obtaining such materials.

EMPLOYEES

     As of December 31, 1993, the Company had approximately 3,800 full-time
employees.   WTI considers relations with its employees to be satisfactory.

FINANCING CAPABILITIES AND FUNDING SUPPORT AGREEMENTS

Financing Capabilities

     Each trash-to-energy, cogeneration, and biosolids drying and pelletizing project developed by the Company requires substantial amounts of capital that generally range from $30 million to $400 million. Historically, such capital requirements have been financed through the issuance of project debt and the investment of internal funds and outside equity. The debt has primarily consisted of long-term tax-exempt or taxable bonds secured by a pledge of project revenues and assets, with certain additional security being provided, in some cases, directly or indirectly, by WTI, WMX or another project support entity. WTI has also used partnership, joint venture and sale and leaseback structures to bring third-party equity into its project financings. The Company expects to finance its working capital requirements with its available cash. To the extent required, the Company has additional cash available to it pursuant to the Restated Funding Agreement described below or through the working capital program established between the Company and WMX described below under "Master Intercorporate Agreement." Certain agreements with respect to the Company's financing capabilities and funding support are described below.

Restated Funding Agreement

     Pursuant to a Restated Funding Agreement between WMX and WTI, WMX agreed to use reasonable efforts to assist WTI, at WTI's request, in obtaining and maintaining a credit rating of "A" or better from Standard & Poor's Corporation or Moody's Investors Service for WTI's long-term unsecured debt securities. WMX's obligations under the Restated Funding Agreement, which terminate on August 12, 2008, may involve anything from contingent credit support obligations to and including WMX's purchase from WTI of up to $200 million principal amount of WTI securities, which may be either debt, equity or a combination thereof (the "Securities"). WMX's obligations will be deemed satisfied by the purchase of such Securities, even if the purchase of all of the Securities does not enable WTI to obtain an "A" rating. In addition, the obligation to purchase any of the Securities will be suspended if WTI does not reasonably demonstrate its ability to pay interest or cash dividends, as the case may be, on the Securities. WMX's obligations will also be suspended during any period in which WTI obtains and maintains an "A" rating and will be reduced to the extent that the purchase of a lesser amount of Securities will allow WTI to obtain or maintain such a rating. Any Securities issued to WMX will be subject to mandatory repayment or redemption in equal annual installments during the twenty-five years following their date of issuance, and they may be prepaid or redeemed by WTI, at its option, if the directors of WTI not otherwise affiliated with WMX or WTI conclude that such repayment or redemption is in the best interests of the Company and its stockholders. Any Securities redeemed or prepaid prior to August 12, 2008 will restore availability under the $200 million purchase obligation referred to above. WTI has an implied "A" credit rating from Standard & Poor's Corporation and an implied "A3" credit rating from Moody's Investors Service. The attainment of such ratings did not involve the sale of any Securities to WMX.

Master Support Agreement

     Under a Master Support Agreement between Resco Holdings Inc. ("Resco"), a wholly-owned subsidiary of WTI, and Allied-Signal Inc. ("Allied Signal"), Resco is required to reimburse Allied-Signal for any credit support payments Allied-Signal is required to make under various credit support agreements with respect to trash-to-energy projects of Resco. In addition, Resco is required to maintain its Consolidated Tangible Net Worth (as defined in the Master Support Agreement) at an amount which, as of December 31, 1993, equalled $547.3 million, and which is automatically increased (but not decreased) to 90% of Resco's Consolidated

Tangible Net Worth at the end of each quarter. As of December 31, 1993, Resco was in compliance with this provision. Resco is prohibited from paying cash dividends or acquiring any shares of its capital stock if its Consolidated Tangible Net Worth is, or would as a consequence of such payment or acquisition be, less than the required amount. The Master Support Agreement also restricts the ability of Resco to subject its property or the properties of its subsidiaries to liens securing indebtedness for money borrowed or similar indebtedness and may require Resco, under certain circumstances, to refinance indebtedness of trash-to-energy projects for which Allied-Signal's credit support is provided. Allied-Signal is providing credit support in respect of two of the Company's trash-to-energy facilities pursuant to the Master Support Agreement.

Master Intercorporate Agreement

     In connection with the 1990 Merger, WTI, WMX and CWM entered into a Master Intercorporate Agreement. Among other things, WTI and WMX agreed to implement a cash management and working capital program under the agreement. The agreement was amended and restated in 1993 to modify certain aspects of the cash management program established thereunder. Subject to certain restrictions specified in the agreement, WMX agreed to fund WTI's working capital requirements at rates equal to or lower than those WTI would otherwise be able to obtain on the open market. The Company may borrow up to $100 million from WMX until September 1995 pursuant to the Master Intercorporate Agreement, plus the amount of cash invested by WTI with WMX. Except for the $100 million funding commitment which expires in September 1995, the remaining obligations of WMX under the Master Intercorporate Agreement will terminate at the time that both (i) WMX does not own a majority of the capital stock of WTI and (ii) WMX does not exercise, prior to its expiration, the option to maintain majority ownership of the capital stock of WTI (as provided in the Master Intercorporate Agreement).

ACQUISITIONS

     During 1993, the Company acquired a number of businesses engaged in providing various environmentally-related services. The amounts and types of consideration generally have been determined by direct negotiations with the owners of the businesses acquired. The acquisitions involved several businesses engaged in providing water and air quality-related environmental products and services as well as independent power.

EQUITY INVESTMENTS

Rust International Inc.

     The Company owns approximately 40% of the outstanding common stock of Rust. Approximately 56% of Rust's common stock is held by CWM and the remaining 4% is held by public stockholders.

     Rust is a leading provider, through its subsidiaries, of engineering, construction and environmental and infrastructure consulting services, hazardous substance remediation services and other on-site industrial and related services, primarily to clients in government and in the chemical, petrochemical, nuclear, energy, utility, pulp and paper, manufacturing, environmental services and other industries. In addition, Rust provides engineering and environmental and infrastructure consulting services to clients in several countries outside of North America.

     Rust's engineering, construction and environmental and infrastructure consulting services business provides process and design engineering, construction, marine construction, dismantling and demolition services, architectural, automation, environmental and infrastructure engineering services and project management services to clients in federal, state and local governments, to municipalities and utilities and to clients in the chemical, petrochemical, pulp and paper, automotive, iron and steel, aerospace, food and beverage, tobacco, mining, utility and industrial power and general manufacturing industries.

     The industrial engineering services provided by Rust are of two general types -- process engineering and facility design engineering. Process engineers create the processes by which facilities operate, such as chemical, petrochemical, energy and pulp and paper plants. Design engineering services provided by Rust encompass the following disciplines: architectural; electrical; control systems (which involves developing the logic and instrumentation necessary to control, for instance, a plant's electrical system); process piping; mechanical (equipment layout); structural; heating, ventilation and air conditioning ("HVAC"); and civil (site work, grading and draining).

     Rust's construction services include primarily the new construction and retrofitting of power generation facilities including coal-fired powerplants, nuclear power plants, gas turbine and cogeneration plants, industrial facilities, including chemical, petrochemical, pulp and paper, food and beverage, iron and steel, automotive, utility and industrial power and other manufacturing facilities. Rust also provides infrastructure and marine construction services, which include building, maintaining and repairing infrastructure such as highways, airports, ports, major civil work, piers, wharves and bridges. In addition, the Company provides dredging and underwater diving services to its clients. Rust also provides dismantling and demolition services.

     Rust's environmental and infrastructure consulting services provide alternative solutions for client problems relating to removing and disposing of hazardous and toxic substances and managing solid waste, water and wastewater, groundwater and air resources. Rust provides such services primarily to private industry but also to federal, state and local governments, including the Department of Defense ("DOD") and Department of Energy ("DOE"). Rust's services include performing remedial investigations for the purpose of characterizing hazardous waste sites and preparing feasibility studies setting forth recommended remedial actions.

     Rust also provides services in connection with the siting, permitting, design and construction oversight (including construction quality assurance) of solid and hazardous waste landfills and related facilities such as leachate collection and disposal and gas recovery and electric generation systems.
Study, design and construction oversight services are also provided, primarily to municipalities and, to some extent, private industry in connection with wastewater collection and treatment, potable water supply treatment and distribution, stormwater management and the building of streets, highways, airports, bridges, waterways and rail services. In addition, Rust designs systems required to properly and safely store, convey, treat and dispose of industrial, hazardous and radioactive materials and provides consulting services to its clients regarding disposal and waste minimization methods and techniques.

     Rust performs on-site hazardous chemical and radioactive substance remediation services for clients in the chemical, petrochemical, automotive and other manufacturing industries and for federal, state and local government entities, including the DOD and DOE in connection with such projects as the remediation of military bases and other government installations, the Environmental Protection Agency in connection with Superfund projects, and various state environmental agencies. Rust's hazardous substance remediation services also include the containment and closure of contaminated sites and the cleaning, relining and sealing of liquid containment and treatment ponds, lagoons and other surface impoundments.

     Rust provides scaffolding services primarily to the refinery, chemical, petrochemical and electric utility industries, and to a lesser extent, pulp and paper plants, nuclear facilities and general commercial clients. In most cases, Rust's scaffolding services are provided in conjunction with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, although such services are also performed in connection with new construction projects.

     Rust performs four types of industrial cleaning services--water blasting, chemical cleaning, vacuuming and water filtration--primarily for clients in the petrochemical, chemical, and pulp and paper industries, utilities, and to a lesser extent, the government sector. Rust provides additional on site plant services to the chemical, petrochemical, and pulp and paper industries as well as to general commercial and industrial clients, including mechanical and electrical services, equipment installation, welding, HVAC, warehousing and inventory management. Rust assists clients in the nuclear and utility industries in solving electrical, mechanical, engineering and related technical services problems. Rust also provides spent fuel storage (rerack) services to the nuclear power industry. In addition, Rust also designs and provides to its clients other nuclear and utility maintenance service-related products, including fire protection seals, nozzle dams and manway cover elevator systems.

Waste Management International plc

     The Company owns approximately 12% of the outstanding ordinary shares of WM International. Approximately 56% of WM International's outstanding ordinary shares are held indirectly by WMX, and an additional 12% of such shares are held by Rust, in which the Company owns a 40% equity interest. The remaining outstanding ordinary shares of WM International are held by public stockholders. WM International is a leading international provider of comprehensive waste management and related services and conducts essentially all of the waste management operations located outside of North America of WMX and its affiliates. The operations of WM International are managed on a country by country basis and are divisible into two broad categories: collection services and treatment and disposal services.

     Collection services provided by WM International include collection and transportation of solid, hazardous and medical wastes and recyclable material from residential, commercial and industrial customers. Through its subsidiaries, WM International provides collection services to governmental and private customers in nine European countries, Argentina, Australia, Brunei, Malaysia, New Zealand and Taiwan. Business is obtained through public bids or tenders, negotiated contracts, and, in the case of commercial and industrial customers, direct contracts. WM International's collection services encompassed approximately 1,700 separate municipal contracts (the largest number of which are in Italy) serving over 6.3 million households and commercial and industrial collection services to more than 140,000 solid waste customers and approximately 29,600 hazardous waste customers, as well as related services. The size, specifications, provisions and duration of municipal contracts vary substantially, with some such contracts also covering landfill disposal or street-sweeping or other cleaning services. Pricing for municipal contracts is generally based on volume of waste, number and frequency of collection pick-ups and disposal arrangements. Longer-term contracts typically have formulae for periodic price increases or adjustments.

     Street, industrial premises, office, parking lot and port cleaning services are also performed by WM International, along with portable sanitation/toilet services for such occasions as outdoor concerts and special events.

     Treatment and disposal services include processing of recyclable materials, operation of both solid waste landfills and hazardous waste landfills, operation of municipal, trash-to-energy and hazardous waste incinerators, provision of hazardous waste treatment and site remediation services, and water treatment services. The operation of solid waste landfills is currently WM International's most significant treatment and disposal service. Treatment and disposal services are provided under contracts which may be obtained through public bid or tender or direct negotiation, and are also provided directly to other waste service companies. At December 31, 1993, Waste Management International operated 23 waste treatment facilities, 32 recycling and recyclables processing facilities, 11 incinerators and 57 landfills. Three of the 11 incinerators are hazardous waste incinerators.

     At present, in most countries in which WM International operates, landfilling is the predominant disposal method employed. WM International owns or operates landfills in Italy, Sweden, France, Spain, Australia, the United Kingdom, Germany, Denmark, Argentina and New Zealand. WM International is also constructing a solid waste landfill in Hong Kong. Landfill disposal agreements may be separate contracts or an integrated portion of collection or treatment contracts. In addition, landfills may accept waste on a reserved space or per load basis. WM International believes it has access to sufficient solid waste landfill capacity to meet its current needs.

     WM International's trash-to-energy incinerator in Hamm is a German-designed plant and the only privately operated trash-to-energy facility in Germany. It is among the first trash-to-energy facilities to fully comply with that country's stringent new air pollution requirements. The facility serves the household and commercial solid waste incineration needs of a population of over 550,000 in Hamm and nearby towns. WM International also operates five small conventional municipal solid waste incinerators in Italy and one small plant in each of Sweden and New Zealand.

     WM International owns or operates hazardous waste treatment facilities in Finland, Italy, Sweden, Germany, the United Kingdom, The Netherlands, Hong Kong and New Zealand, has nearly completed construction of a hazardous waste treatment facility in Indonesia, and has entered into agreements with the governments of Argentina and Venezuela to develop hazardous waste treatment facilities in those countries.

     While WM International has considerable experience in mobilizing for and managing foreign projects, its operations continue to be subject generally to such risks as currency fluctuations and exchange controls, the need to recruit and retain suitable local labor forces and to control and coordinate operations in different jurisdictions, changes in foreign laws or governmental policies or attitudes concerning their enforcement, political changes, local economic conditions and international tensions.

     WM International records and reports its earnings in pounds sterling. Currency fluctuations affecting the pounds sterling exchange rates will cause the Company's earnings from WM International to fluctuate. The Company may from time to time engage in hedging transactions in order to mitigate the effect of such exchange fluctuations.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names and ages of the Company's executive officers (as defined by the regulations of the Securities and Exchange Commission), the principal positions they hold with the Company and with WMX and its affiliates as of December 31, 1993, and summaries of their business experience. Experience shown with WTI includes experience with a predecessor of WTI prior to the August 1989 merger of such predecessor into Resco. Executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors. Phillip B. Rooney, the Company's Chairman and Chief Executive Officer, is also an executive
officer of WMX and certain of its affiliates.   While he will devote less than
all of his working time to WTI's business, the Company anticipates that he will devote sufficient time to the Company's business as reasonably may be required to fulfill the duties of his office.

NAME AND TITLE                          AGE                        BUSINESS EXPERIENCE
- --------------------------------------  ---  ---------------------------------------------------------------
Phillip B. Rooney.....................   49  A director of WTI since September 1988.  Chairman of the
  Chairman of the Board and                  Board and Chief Executive Officer of WTI since November
  Chief Executive Officer                    1990.  President and Chief Operating Officer of WMX since
                                             November 1984.  Chairman of the Board of Rust since January
                                             1993.  Chairman of the Board and Chief Executive Officer of
                                             WMI since January 1994.  Mr. Rooney is also a director of
                                             WMX, CWM, WM International and Rust.

John M. Kehoe, Jr.....................   60  President and Chief Operating Officer of WTI since January
  President and                              1993.  Vice President of WTI from December 1991 to
  Chief Operating Officer                    December 31, 1992.  President of Wheelabrator Environmental
                                             Systems Inc. ("WESI"), a subsidiary of WTI, from November
                                             1990. Managing Director of WTI from June 1988 to November
                                             1990.

John T. Dowd..........................   56  Senior Vice President and General Manager of Wheelabrator
  Senior Vice President and                  Clean Water Systems Inc. and Wheelabrator Clean Air Systems
  General Manager                            Inc. since November 1992.  Vice President and General
  Wheelabrator Clean Air Systems             Manager of Wheelabrator Clean Water Systems Inc. from
  Inc. and Wheelabrator Clean Water          August 1991 to November 1992.  Vice President - Business
  Systems Inc.                               Development of WESI from January 1989 to August 1991.

James F. Wood.........................   51  Senior Vice President and General Manager of WESI since
  Senior Vice President                      November 1992.  Vice President-Plant Operations of WESI from
  and General Manager                        September 1990 to November 1992.  Managing Director of WTI
  Wheelabrator Environmental                 from April 1989 to September 1990.  Vice President-Plant
  Systems Inc.                               Services of WESI from May 1988 to April 1989.

John D. Sanford.......................   40  Vice President, Chief Financial Officer and Treasurer of WTI
  Vice President,                            since May 1993.  Staff Vice President-Finance of WTI from
  Chief Financial Officer                    February 1993 to May 1993.  Vice President and Chief Financial
  and Treasurer                              Officer of WESI from August 1987 to May 1993.

Mark P. Paul..........................   44  Vice President and General Counsel of WTI since May 1993.
  Vice President and                         Associate General Counsel and Staff Vice President of WTI
  General Counsel                            from February 1993 to May 1993.  Vice President and General
                                             Counsel of WESI from September 1987 to May 1993.

NAME AND TITLE                         AGE  BUSINESS EXPERIENCE
- -------------------------------------- ---  -----------------------------------------------------------------------------
Richard S. Haak, Jr...................  39  Controller of WTI since November 1993.  Vice President and
  Controller                                Controller-Operations of WESI from September 1987 until
                                            November 1993.

ITEM 2 -- PROPERTIES

    The Company's principal executive offices are located at Liberty Lane, Hampton, New Hampshire 03842. These offices also serve as the headquarters of the Company's Wheelabrator Clean Energy group. The Company believes that its property and equipment are generally well maintained, in good operating condition and adequate for its present needs. The inability to renew any short-term real property lease by the Company or any of its subsidiaries would not have a material adverse effect on its results of operations. WTI regularly upgrades and modernizes facilities and equipment and expands its facilities as necessary.

    The following tables set forth the Company's principal facility locations in operation or under construction and their use (including those operated by the Company for others under long-term contracts or similar arrangements) as of December 31, 1993.

DESCRIPTION OF OWNED, LEASED AND/OR LONG-TERM OPERATED PROJECTS

    Set forth below is a description of projects in operation or under construction which are owned, leased or operated under long-term operating agreements by WTI subsidiaries, partnerships or joint ventures controlled by WTI subsidiaries. Unless indicated to the contrary below, each project is owned by subsidiaries or affiliates of the Company. While WTI exercises, or will exercise, operating control over each such project, WTI has no ownership interest in certain of the projects.

Projects in Operation

                                                        DESIGN      DESIGN
                       PROJECT                          OUTPUT     CAPACITY                       COMMENTS
- -----------------------------------------------------   ------    ----------    ---------------------------------------------

 1.  Amarillo, Texas                                      N/A      3,500,000    Owned and operated since 1976 by WTI
     Coal Handling Facility                                           TPY       and its predecessors.

 2.  Anderson, California                                 6mW        210 TPD    Owned and operated by WTI since mid-
     Wood Waste Cogeneration                                                    1993.
     Facility

 3.  Baltimore, Maryland                                 60mW      2,250 TPD    Owned and operated by WTI from 1985
     Trash-to-Energy Facility                                                   to 1988.  Operated by WTI since 1988
     Owner: Ford Motor Credit Company ("Ford Credit")                           under a long-term lease expiring in 2007,
                                                                                with certain renewal and purchase
                                                                                options.


 4.  Bridgeport, Connecticut                             70mW      2,250 TPD    Operated since 1988 by WTI under a
     Trash-to-Energy Facility                                                   long-term lease expiring in 2008, with
     Owner:  Ford Credit                                                        certain renewal and purchase options.

                                       DESIGN       DESIGN
            PROJECT                    OUTPUT      CAPACITY                    COMMENTS
            -------                    ------     ----------    -------------------------------------
 5. Broward County, Florida             70mW      2,250 TPD     Owned and operated by WTI since mid-
    South Site                                                  1991.
    Trash-to-Energy Facility


 6. Broward County, Florida             70mW      2,250 TPD     Owned and operated by WTI since early
    North Site                                                                  1992.
    Trash-to-Energy Facility

 7. Claremont,                           5mW        200 TPD     Owned and operated by WTI since 1987.
    New Hampshire
    Trash-to-Energy Facility

 8. Cobb County, Georgia                 N/A       35 DTPD      Operated by WTI since late 1992 under a
    Biosolids Dryer and                                         subcontract expiring in 1996, with a
    Pelletizer                                                  renewal option.
    Owner:  Cobb County,
    Georgia

 9. Concord, New Hampshire             14mW        575 TPD      Owned and operated by WTI since 1989.
    Trash-to-Energy Facility
10. Earth, Texas                        N/A      3,500,000      Owned and operated since 1982 by WTI
    Coal Handling Facility                         TPY          and its predecessors.

11. Frackville, Pennsylvania           47mW      1,700 TPD      Owned and operated by WTI since 1989.
    Anthracite Culm
    Cogeneration Facility

12. Hagerstown, Maryland                N/A        16 DTPD      Operated by WTI since late 1992 under a
    Biosolids Dryer and                                         lease expiring in 1998, with a renewal
    Pelletizer                                                  option.
    Owner:  Hagerstown,
    Maryland

13. Gloucester County,                 14mW       575 TPD       Owned and operated by WTI since 1990.
    New Jersey
    Trash-to-Energy Facility

14. Millbury, Massachusetts            45mW      1,500 TPD      Operated by WTI since 1987 under a
    Trash-to-Energy Facility                                    long-term lease expiring in 2007, with
    Owner:  Ford Credit                                         certain renewal and purchase options.


15. New York, New York                 N/A       300 DTPD       Owned and operated by WTI since mid-
    Biosolids Dryer and                                         1993.
    Pelletizer

16. North Andover, Massachusetts       40mW      1,500 TPD      Owned and operated by WTI since 1985.
    Trash-to-Energy Facility

                                       DESIGN      DESIGN
            PROJECT                    OUTPUT     CAPACITY                    COMMENTS
            -------                    ------    ----------                   --------
17. Norwalk, California                28mW      5,600 MCF      Operated by WTI since 1988 under a
    Gas Cogeneration Facility                     per day       lease expiring in 2008, with an option to
    Owner:  Signal Capital                                      buy, subject to prior rights of the State of
    Corporation                                                 California to purchase the lease and the
                                                                facility after 2003.

18. Pinellas County, Florida           75mW      3,000 TPD      Operated by WTI since 1983 under a
    Trash-to-Energy Facility                                    long-term contract expiring in 2003.
    Owner:  Pinellas County,
    Florida

19. Saugus, Massachusetts              40mW      1,500 TPD      Operated by WTI since 1975; wholly-
    Trash-to-Energy Facility                                    owned by WTI since 1987.

20. Shasta County, California          49mW      2,400 TPD      Operated by WTI since 1988 under a
    Wood Waste Small Power                                      long-term lease expiring in 2007, with
    Production Facility                                         renewal and purchase options.
    Owner:  Ford Credit

21. Sherman Station, Maine             18mW        800 TPD      Operated by a partnership in which WTI
    Wood Waste Cogeneration                                     has a 60% interest since 1986.  Leased by
    Facility                                                    under a long-term contract expiring
    Owner:  Chrysler Financial                                  in 2006, with renewal and purchase
    Corporation                                                 options.

22. Spokane, Washington                26mW        800 TPD      Operated by WTI since late 1991 under a
    Trash-to-Energy Facility                                    long-term contract expiring in 2011.
    Owner:  City of Spokane,
    Washington

23. Tampa, Florida                     20mW      1,000 TPD      Operated by WTI since 1988 under a
    Trash-to-Energy Facility                                    long-term contract expiring in 2005.
    Owner:  City of Tampa,
    Florida

24. Westchester County,                 60mW      2,250 TPD     Owned and operated since 1984 by
    New York                                                    Westchester Resco Company L.P.
    Trash-to-Energy Facility                                    ("Westchester Resco") (1)

- ---------------------
(1) Westchester Resco is a limited partnership, 75% held by WTI, and 25% held indirectly by John Hancock Mutual Life Insurance Co. as a limited partner.

Projects Under Construction

                                       DESIGN       DESIGN
            PROJECT                    OUTPUT      CAPACITY                     COMMENTS
            -------                    ------     ----------    ---------------------------------------
1. Baltimore County, Maryland            N/A         110 DTPD   Construction financing provided by WTI
   Biosolids Dryer and                                          from available cash; construction
   Pelletizer                                                   expected to be completed in mid-1994.

2. Falls Township, Pennsylvania         53mW       1,500 TPD    Construction financing provided by WTI
   Trash-to-Energy Facility                                     from available cash; construction
                                                                expected to be completed in mid-1994.

 3. Lisbon, Connecticut                 13mW         500 TPD    Construction expected to be completed
    Trash-to-Energy Facility                                    in late 1995.  Will be operated by WTI
    Owner:  Eastern Connecticut                                 under a long-term contract expiring 25
    Resource Recovery Authority                                 years from commencement of principal
                                                                operations.

 4. Polk County, Florida                40mW       1,000 TPD    Construction financing provided by WTI
    Urban Waste-To-Energy                                       from available cash; construction
    Facility                                                    expected to be completed in mid-1994.
                                                                Owned by a partnership in which WTI
                                                                owns an 81% interest.

KEY:  mW--Megawatts    DTPD--Dry Tons Per Day    TPD--Tons Per Day
      TPY--Tons Per Year    MCF--Thousands of Cubic Feet

Non-Project Facilities

     Set forth below is a list of all of the primary non-project facilities owned by the Company as of December 31, 1993, and each of the principal plants and offices leased by the Company as of that date. Such list does not purport to be a complete list of all of the Company's leased properties.

          LOCATION                              SITE USE                     NATURE OF INTEREST
          --------                              --------                     ------------------
Annapolis, Maryland.........    Offices                                    Lease
Altrincham, United Kingdom..    Manufacturing facility and office space    Own
Commerce, California........    Manufacturing facility and office space    Lease
Chatelleurault, France......    Manufacturing facility                     Own
Dublin, Ireland.............    Manufacturing facility                     Own
Hampton, New Hampshire......    Offices                                    Lease
LaGrange, Georgia...........    Manufacturing facility and office space    Own
Largo, Florida..............    Manufacturing facility                     Lease
Moorpark, California........    Manufacturing facility and office space    Lease
New Brighton, Minnesota.....    Manufacturing facility and office space    Own
Naperville, Illinois........    Offices                                    Lease
Parker, Arizona.............    Carbon regeneration facility               Own building/lease site
Pittsburgh, Pennsylvania....    Offices                                    Lease


          LOCATION                              SITE USE                     NATURE OF INTEREST
          --------                              --------                     ------------------
Rochester, New Hampshire....    Biosolids compost facility                 Own building/lease site
Schaumburg, Illinois........    Offices                                    Lease
Sturbridge, Massachusetts...    Manufacturing facility                     Own
Walterboro, South Carolina..    Foundry                                    Own

ITEM 3 -- LEGAL PROCEEDINGS

Saugus, Massachusetts Trash-to-Energy Facility

     On December 4, 1990, a lawsuit was filed against the Company in Essex County Superior Court in the Commonwealth of Massachusetts ("Essex County Court") over the estimated cost of retrofitting certain pollution control equipment at the Company's Saugus, Massachusetts trash-to-energy facility (the "Saugus Facility"), together with the cost of certain modifications to the ash disposal site located adjacent to the Saugus Facility, and the costs associated with operation and maintenance expenses of the Saugus Facility. The lawsuit, brought by thirteen communities whose municipal waste is disposed at the Saugus Facility, sought declaratory judgment, monetary damages and other relief based upon allegations that some of the costs incurred were not properly recoverable under the terms of their respective service agreements with the Company. The lawsuit also named as defendants several of the Company's other subsidiaries.

     On March 2, 1992, the Company filed a lawsuit in Essex County Court against the plaintiffs in the foregoing action alleging non-payment of costs billed to them pursuant to their respective service agreements for amounts expended by the Company in retrofitting the Saugus Facility. Upon the Company's motion, the parties were ordered to arbitrate the dispute as provided in the various service agreements. The Company and the communities commenced the arbitration in early 1993. The "Arbitrator's Final Award," issued on November 9, 1993, provided that: (i) the Company was not entitled to recover the cost of capital improvements to the ash landfill or to receive incremental operating costs related to such capital improvements; (ii) the Company was entitled to charge the communities their proportionate shares of approximately $54 million of capital improvements to the Saugus Facility (the Company had sought approximately $59 million); and (iii) the Company was entitled to charge the communities their proportionate shares of incremental operating costs resulting from such capital improvements.

     Following the issuance of the Arbitrator's Final Award, the parties voluntarily dismissed with prejudice the communities' appeal of the order to arbitrate issued in the Company's 1992 lawsuit. These actions conclusively ended all disputes arising out of the retrofit of the Saugus Facility and the adjacent ash disposal site.

Regulatory

     The business in which the Company is engaged is intrinsically connected with the protection of the environment and involves the potential for the discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action in which governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. At December 31, 1993, the Company was involved in one such proceeding relating to activities at its Westchester, New York trash-to-energy facility. The EPA has alleged that the facility exceeded its emission limits of sulphur dioxide ("SO\\2\\"). The EPA and the Company are negotiating a consent order which is expected to include the installation of a sorbent injection system (to reduce the SO\\2\\ emissions) and sanctions in an amount which may exceed $100,000.

Other

     In January 1993, the Internal Revenue Service ("IRS") completed an examination of the Company's consolidated federal income tax returns for the period 1986-1988. The IRS proposed a significant adjustment related to the 1988 sale of a former subsidiary, which the Company disputed. In March 1994, WTI and the IRS filed a Stipulation of Settlement with the U.S. Tax Court which resolved the treatment of the disputed matter. Although the Company is primarily liable for the amount of the tax due as a result of the settlement (plus interest), under a Tax Sharing Agreement between the Company and a predecessor of the Company now known as Koll Real Estate Group, Inc. ("KREG"), the Company is indemnified by KREG and a former subsidiary of KREG, Abex, Inc. ("Abex"), for the full amount of any liability assessed with regard to this issue by the IRS (subject to the remaining availability of any portion of the Company's $50 million obligation referred to in Note 3 of Notes to Consolidated Financial
Statements included elsewhere in this report).    Management believes that KREG
and Abex will be able to satisfy their indemnification obligations in respect of the agreed tax liability.

     In addition, there are other routine lawsuits and claims pending against WTI and its subsidiaries incidental to their businesses. In the opinion of the Company's management, the ultimate liability, if any, with respect to the above proceedings and such other lawsuits and claims will not have a material adverse effect on the business and properties of the Company, taken as a whole, or its financial position or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on The New York Stock Exchange under the symbol "WTI." The table below sets forth by quarter, for the last two years, the high and low sales prices of the Common Stock on The New York Stock Exchange Composite Tape as reported by The Wall Street Journal (Midwest Edition) and also shows the cash dividends declared per share during such periods:

                            Market Price (1)
                         ----------------------      Cash Dividends
       1992                High          Low       Declared Per Share
       ----              ---------    ---------    ------------------
       First Quarter     $ 18-5/16    $14-15/16          $0.01
       Second Quarter    $15-15/16    $      13          $0.01
       Third Quarter     $  17-1/8    $      13          $0.01
       Fourth Quarter    $  19-1/2    $ 15-5/16          $0.01

        1993
        ----
        First Quarter     $23-1/2      $18-1/8           $0.02
        Second Quarter    $21-1/4      $17-5/8           $0.06
        Third Quarter     $20          $14-3/4             --
        Fourth Quarter    $18-1/8      $14-5/8             --

- ------------------
(1) All per share prices and dividends have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend distributed in January 1993.

                   ----------------------------------------

     The approximate number of holders of record of Common Stock as of March 1, 1994 was 22,600. In January 1993, the Company effected a two-for-one stock split paid in the form of a 100% stock dividend. During 1993, the Board of Directors declared, and the Company paid, total dividends in the amount of $0.08 per share. In May 1993, the Board of Directors announced its intention to thereafter consider the payment of an annual dividend in lieu of quarterly dividends. Future cash dividends will be considered by the Board of Directors based upon the Company's earnings and financial position and such other business considerations as the Board of Directors considers relevant.

     On March 15, 1994, WTI announced that the Board of Directors had authorized the repurchase of up to 3,800,000 shares of Common Stock from time to time over the following 24-month period in the open market or in privately negotiated transactions. Under a similar program initiated in 1992, WTI repurchased a total of approximately 4,160,000 shares of Common Stock over a period of two years.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following selected consolidated financial information for each of the five years in the period ended December 31, 1993 is derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen & Co., independent public accountants, whose report thereon is incorporated by reference in this report. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements, and the related Notes, and the other financial information which are filed as exhibits to this report and incorporated herein by reference.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED SELECTED FINANCIAL DATA
                    (000's omitted except per share amounts)

                                                       Years Ended December 31
                                     -----------------------------------------------------------
                                        1989        1990         1991        1992        1993

RESULTS OF OPERATIONS
Revenue                              $1,006,964  $1,151,873   $1,173,449  $1,483,054  $1,142,219
Income before extraordinary
  item and accounting changes            58,481      47,406      126,059     176,382     163,102
Net income (loss)                        58,481     (70,190)     126,059     134,152     163,102
Earnings (loss) per common share:
  Before extraordinary item and
    accounting changes                     0.37        0.30         0.73        0.94        0.86
  Net income (loss)                        0.37       (0.44)        0.73        0.71        0.86
Weighted average common shares
  outstanding                           156,400     158,400      172,400     188,200     188,900
Dividends declared per share                 --          --           --         .04         .08

FINANCIAL CONDITION (at year end)
Total assets                         $2,249,652  $2,325,818   $2,743,830  $2,997,073  $3,090,278
Working capital                         197,804     265,363      516,084     251,464       5,570
Long-term project debt                  945,282     987,949      987,058     857,625     776,858
Stockholders' equity                    577,487     545,978      891,351   1,039,343   1,286,838

- ----------------------------
. The 1990 loss of $70.2 million, or $0.44 per share, reflects a restructuring charge, an unrealized loss on investments in common stock and the cumulative effect of a change in accounting method.

. 1991 net income includes a $47.1 million pretax gain on the sale of certain foreign equity investments.

. 1992 income before extraordinary item and accounting changes includes a $47.0 million nontaxable gain relating to the initial public offering of shares by Waste Management International plc. See Note 2 of Notes to Consolidated Financial Statements.

. 1992 net income includes one-time charges of $42.2 million relating to the adoption of two new financial accounting standards. See Note 1 of Notes to Consolidated Financial Statements.

. Beginning in 1993, the Company no longer consolidates the financial results of certain businesses contributed to form, in part, Rust International Inc. ("Rust"). Revenues from the contributed businesses amounted to approximately $380.4 million, $423.8 million, $397.8 million and $554.7 million in 1989, 1990, 1991 and 1992, respectively. Beginning in 1993, the Company's share of Rust's net income is included in equity in earnings of affiliates. See Note 2 of Notes to Consolidated Financial Statements.

. 1993 income includes a $7.7 million nontaxable gain related to issuance of stock by Rust and a $6.5 million increase in the tax provision due to the revaluing of deferred taxes as a result of the August enactment of the Omnibus Budget Reconciliation Act of 1993. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

. Share and per share data for all periods reflect the two-for-one stock split effected on January 7, 1993. See Note 1 of Notes to Consolidated Financial Statements.

. The increases in weighted average shares outstanding in 1991 and 1992 are primarily due to shares issued in connection with acquisitions. See Note 2 of Notes to Consolidated Financial Statements.

. The increases in stockholders' equity at December 31, 1991 and 1992 primarily reflect income for each year and the effect of acquisitions. The increase in stockholders' equity at December 31, 1993 primarily reflects income for the year, the effects of acquisitions and the January 1, 1993 formation of Rust. See Note 2 of Notes to Consolidated Financial Statements.

                 ----------------------------------------------

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 25 through 31 of the Company's 1993 Annual Report to Stockholders (the "Annual Report") which discussion is filed as an exhibit to this report and incorporated herein by reference.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  (a) The Consolidated Balance Sheets as of December 31, 1992 and 1993, Consolidated Statements of Income, Cash Flows and Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1993 and Notes to Consolidated Financial Statements set forth on pages 32 through 53 of the Annual Report are filed as an exhibit to this report and incorporated herein by reference.

  (b) Selected Quarterly Financial Data (Unaudited) is set forth in Note 10 of the Notes to Consolidated Financial Statements referred to in Item 8(a) above and incorporated herein by reference.

  (c) Rust International Inc.'s Consolidated Balance Sheets as of December 31, 1992 and 1993, Consolidated Statements of Income, Cash Flows and Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1993 and Notes to Consolidated Financial Statements are incorporated herein by reference to pages F-1 through F-17 of Rust's 1993 annual report on Form 10-K. Rust's file number under the Securities Exchange Act of 1934 is 1-11896.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors. The information appearing under the caption "Election of Directors" on pages 2 through 4 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 1994 (the "Proxy Statement"), is incorporated herein by reference.

  Executive Officers. Information with respect to executive officers of WTI is set forth under the caption "Executive Officers of the Registrant" in Item 1 of this report.

ITEM 11 -- EXECUTIVE COMPENSATION

  Information appearing under the caption "Compensation" on pages 7 through 11 of the Proxy Statement is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information appearing under the caption "Principal Stockholder" on page 2 of the Proxy Statement and under the caption "Securities Ownership of Management" on pages 4 through 6 of the Proxy Statement is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information appearing under the caption "Certain Transactions and Other Matters" on pages 18 through 25 of the Proxy Statement, under the second full paragraph on page 3 of the Proxy Statement and under the first full paragraph on page 4 of the Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A)(1)   FINANCIAL STATEMENTS:

    The following financial statements and supplementary data of the Company are filed as an exhibit hereto and incorporated herein by reference:

     (i) Consolidated Statements of Income for the years ended December 31, 1991, 1992 and 1993.
     (ii)  Consolidated Balance Sheets as of December 31, 1992 and 1993.
     (iii) Consolidated Statements of Cash Flows for the years ended
           December 31, 1991, 1992 and 1993.
     (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1991, 1992 and 1993.

     (v)  Notes to Consolidated Financial Statements.
     (vi) Report of Independent Public Accountants -- Arthur Andersen & Co.

    Rust International Inc.'s Consolidated Balance Sheets as of December 31, 1992 and 1993, Consolidated Statements of Income, Cash Flows and Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1993 and Notes to Consolidated Financial Statements are incorporated herein by reference to pages F-1 through F-17 of Rust's 1993 annual report on Form 10-K. Rust's file number under the Securities Exchange Act of 1934 is 1-11896.

     (2) SCHEDULES:

    The following financial statement schedules of the Company are included in this report:

     (i) Report of Independent Public Accountants on Schedules--Arthur Andersen & Co.
     (ii) Schedule II--Amounts Receivable From Officers, Employees and Related Parties.
     (iii) Schedule V--Property and Equipment.
     (iv) Schedule VI--Accumulated Depreciation and Amortization of Property and Equipment.

    Financial statement schedules of Rust International Inc. are incorporated by reference to pages F-18 through F-23 of Rust's 1993 annual report on Form 10-K. Rust's file number under the Securities Exchange Act of 1934 is 1-11896.

    All other schedules have been omitted since they are not applicable, not required, or the information is included in the above-referenced financial statements or notes thereto.

     (3) EXHIBITS:

    The exhibits to this report are listed in the Exhibit Index contained elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:*

     (i) Restricted Unit Plan for Non-Employee Directors of the registrant as amended through June 10, 1991 (incorporated by reference to Exhibit
           19.03 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

     (ii) Amendment, dated as of December 6, 1991, to the Restricted Unit Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 19.05 to registrant's 1991 annual report on Form 10-K).

     (iii) Deferred Director's Fee Plan adopted June 10, 1991 (incorporated by reference to Exhibit 19.02 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

- ------------------
* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246. Exhibits not incorporated by reference are filed with this report.

     (iv) 1988 Stock Plan for Executive Employees of Old WTI and its subsidiaries ("1988 Stock Plan") (incorporated by reference to Exhibit 28.1 to Amendment No. 1 to the registrant's registration statement on Form S-8, Reg. No. 33-31523).

     (v) Amendments, dated as of September 7, 1990, to the 1988 Stock Plan (incorporated by reference to Exhibit 19.02 to the registrant's 1990 annual report on Form 10-K).

     (vi) Amendment, dated as of November 1, 1990, to the 1988 Stock Plan (incorporated by reference to Exhibit 19.04 to the registrant's 1990 annual report on Form 10-K).

     (vii) Amendment, dated as of December 6, 1991, to the 1988 Stock Plan (incorporated by reference to Exhibit 19.02 to the registrant's 1991 annual report on Form 10-K).

     (viii) 1986 Stock Plan for Executive Employees of the registrant and its subsidiaries ("1986 Stock Plan") (incorporated by reference to Exhibit 28.2 to Amendment No. 1 to the registrant's registration statement on Form S-8, Reg. No. 33-13720).

     (ix) Amendment, dated as of November 1, 1990, to the 1986 Stock Plan (incorporated by reference to Exhibit 19.03 to the registrant's 1990 annual report on Form 10-K).

     (x) Amendment, dated as of December 6, 1991, to the 1986 Stock Plan (incorporated by reference to Exhibit 19.01 to the registrant's 1991 annual report on Form 10-K).

     (xi) 1991 Performance Unit Plan of the registrant (incorporated by reference to Exhibit 10.48 of the registrant's 1990 annual report on Form 10-K).

     (xii) Wheelabrator Technologies Inc. Corporate Incentive Bonus Plan (as amended and restated as of March 8, 1993) (incorporated by reference to Exhibit 10.36 to the registrant's 1992 annual report on Form 10-
            K).

     (xiii) Wheelabrator Technologies Inc. Corporate Incentive Bonus Plan (as amended and restated as of March 14, 1994).

     (xiv) Wheelabrator Technologies Inc. Long Term Incentive Plan (as amended and restated as of March 14, 1994).

     (xv) Retirement Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 10.32 to the registrant's 1988 annual report on Form 10-K).

     (xvi) Amendment, dated as of September 7, 1990, to the Retirement Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 19.01 to the registrant's 1990 annual report on Form 10-
            K).

     (xvii) Amendment, dated June 10, 1991, to the Retirement Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 19.01 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

     (xviii) 1991 Stock Option Plan for Non-Employee Directors ("1991 Directors
             Plan") of the registrant adopted June 10, 1991 (incorporated by reference to Exhibit 19.04 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

     (xix)   Amendment to 1991 Directors Plan dated as of December 22, 1993.

     (xx) 1992 Stock Option Plan of the registrant (incorporated by reference to Exhibit 10.45 to the registrant's 1991 annual report on Form 10-
             K).

    (B)  REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1993.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oak Brook, Illinois on the 29th day of March 1994.

                              WHEELABRATOR TECHNOLOGIES INC.

                              By /s/ PHILLIP B. ROONEY
                                 ---------------------------------------
                                 PHILLIP B. ROONEY,
                                 CHAIRMAN OF THE BOARD AND
                                 CHIEF EXECUTIVE OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           Name                         Title                       Signature                Date
- ---------------------------  ----------------------------  ---------------------------  --------------
     Phillip B. Rooney       Director, Chairman of the     /s/ PHILLIP B. ROONEY        March 29, 1994
                             Board and Chief Executive     ---------------------------
                             Officer                       Phillip B. Rooney

     John D. Sanford         Vice President, Treasurer     /s/ JOHN D. SANFORD          March 29, 1994
                             and Chief Financial Officer   ---------------------------
                                                           John D. Sanford

     Richard S. Haak, Jr.    Controller and Principal      /s/ RICHARD S. HAAK, JR.     March 29, 1994
                             Accounting Officer            ---------------------------
                                                           Richard S. Haak, Jr.

     Dean L. Buntrock        Director                      /s/ DEAN L. BUNTROCK         March 29, 1994
                                                           ---------------------------
                                                           Dean L. Buntrock

     William M. Daley        Director                      /s/ WILLIAM M. DALEY         March 29, 1994
                                                           ---------------------------
                                                           William M. Daley


     Donald F. Flynn         Director                      /s/ DONALD F. FLYNN          March 29, 1994
                                                           ---------------------------
                                                           Donald F. Flynn


     Paul M. Montrone        Director                      /s/ PAUL M. MONTRONE         March 29, 1994
                                                           ---------------------------
                                                           Paul M. Montrone


     James E. Koenig         Director                      /s/ JAMES E. KOENIG          March 29, 1994
                                                           ---------------------------
                                                           James E. Koenig


     Manuel Sanchez          Director                      /s/ MANUEL SANCHEZ           March 29, 1994
                                                           ---------------------------
                                                           Manuel Sanchez

     Thomas P. Stafford      Director                      /s/ THOMAS P. STAFFORD       March 29, 1994
                                                           ---------------------------
                                                           Thomas P. Stafford

      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULES

To the Stockholders and the Board of Directors of Wheelabrator Technologies Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Wheelabrator Technologies Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 17, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes and postretirement benefits other than pensions as discussed in Note 1 to the financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)(2) in this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                       /s/ Arthur Andersen & Co.
                                       ARTHUR ANDERSEN & CO.


New York, New York,
March 17, 1994

                                                                    SCHEDULE II

                         WHEELABRATOR TECHNOLOGIES INC.

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                                     BALANCE                                  BALANCE                                 BALANCE
                                   DECEMBER 31,                 AMOUNTS     DECEMBER 31,                 AMOUNTS     DECEMBER 31,
                                       1990       ADDITIONS    COLLECTED       1991        ADDITIONS    COLLECTED       1992
                                   ------------   ---------   -----------   ------------   ---------   -----------   ------------
Equity Purchase Program Notes (1)
  Ronald J. Broglio..............   $  913,462     $ 17,224   $  (930,686)   $   --         $  --      $    --          $   --
  Harold W. Buirkle..............    2,099,986       18,822    (2,118,808)       --            --           --              --
  Salvatore J. Caltagirone.......       96,681        1,353       (98,034)       --            --           --              --
  Michael D. Dingman.............    8,315,653      121,347    (8,437,000)       --            --           --              --
  Clifford T. Dirkes.............      680,245       27,895      (360,550)      347,590         556       (348,146)         --
  Michael J. Farrell.............      361,034        5,426      (366,460)       --            --           --              --
  Paul J. Feira..................      798,304       24,492      (483,946)      338,850       1,857       (340,707)         --
  Rodney C. Gilbert..............    1,457,644       35,268    (1,492,912)       --            --           --              --
  Farid G. Habeishi..............      456,731        2,998      (459,729)       --            --           --              --
  Edwin M. Hardin................      146,388          573      (146,961)       --            --           --              --
  John J. Heeney.................      195,184        3,554      (198,738)       --            --           --              --
  John M. Kehoe, Jr..............    1,711,765       79,033    (1,157,280)      633,518      17,363       (650,881)         --
  William C. Keightley...........      569,938       13,215      (583,153)       --            --           --              --
  Bruce W. Keough................    1,141,828       20,967    (1,162,795)       --            --           --              --
  Arthur Liebowitz...............      101,219        1,377      (102,596)       --            --           --              --
  Paul M. Meister................    3,691,701      145,199    (2,007,036)    1,829,864      51,769     (1,881,633)         --
  Paul M. Montrone...............    5,543,767       92,229    (5,635,996)       --            --           --              --
  David S. Neel..................      456,731        1,907      (458,638)       --            --           --              --
  Ramanlal L. Patel..............      433,562       27,633     (299,628)       161,567       5,947       (167,514)         --

                                                               BALANCE
                                                 AMOUNTS     DECEMBER 31,
                                   ADDITIONS    COLLECTED        1993
                                   ---------   -----------   ------------
Equity Purchase Program Notes (1)    $  --       $  --          $  --
  Ronald J. Broglio..............       --          --             --
  Harold W. Buirkle..............       --          --             --
  Salvatore J. Caltagirone.......       --          --             --
  Michael D. Dingman.............       --          --             --
  Clifford T. Dirkes.............       --          --             --
  Michael J. Farrell.............       --          --             --
  Paul J. Feira..................       --          --             --
  Rodney C. Gilbert..............       --          --             --
  Farid G. Habeishi..............       --          --             --
  Edwin M. Hardin................       --          --             --
  John J. Heeney.................       --          --             --
  John M. Kehoe, Jr..............       --          --             --
  William C. Keightley...........       --          --             --
  Bruce W. Keough................       --          --             --
  Arthur Liebowitz...............       --          --             --
  Paul M. Meister................       --          --             --
  Paul M. Montrone...............       --          --             --
  David S. Neel..................       --          --             --
  Ramanlal L. Patel..............       --          --             --

(1) Indebtedness indicated was related to purchases of common stock by participants in the Company's Equity Purchase Program. See Note 6 of Notes to Consolidated Financial Statements for a further description of the Equity Puchase Program. Such indebtedness was represented by nonrecourse promissory notes issued to the Company which were secured by shares of Common Stock of the Company purchased under such program as well as shares of the common stock of WMX issued in connection with the 1990 Merger. The Company will not issue additional shares of Common Stock under the Equity Purchase Program.

                                    BALANCE                                BALANCE                                 BALANCE
                                  DECEMBER 31,               AMOUNTS     DECEMBER 31,               AMOUNTS     DECEMBER 31,
                                     1990      ADDITIONS    COLLECTED        1991      ADDITIONS   COLLECTED        1992
                                  -----------  ---------  -------------  ------------  ---------  ------------  ------------
Equity Purchase Program
 Notes (1) (CONTINUED)
  William R. Poor...........      $   685,097  $  2,901   $   (687,998)   $       --    $     --   $       --     $     --
  John W. Rohrer............          456,731    14,241       (271,089)      199,883         742     (200,625)          --
  David S. Rozendale........        1,141,828     4,851     (1,146,679)           --          --           --           --
  Richard R. Russell........        1,187,963     9,626     (1,197,589)           --          --           --           --
  John D. Sanford...........          685,097    47,266             --       732,363      20,461     (752,824)          --
  David L. Schmitt..........        1,141,828    14,725     (1,156,553)           --          --           --           --
  Steven G. Shapiro.........          913,462    11,964       (925,426)           --          --           --           --
  L. Roland Shipp...........          456,731     1,823       (458,554)           --          --           --           --
  Scott G. Sillars..........          246,865     6,707       (174,683)       78,889       2,218      (81,107)          --
  Michael K. Sylvers........          456,731    15,707       (271,146)      201,292       1,068     (202,360)          --
  Ronald C. Whitaker........          569,938    33,342       (603,280)           --          --           --           --
  James F. Wood.............          131,383     1,738       (133,121)           --          --           --           --
Other Notes
  Donald F. Flynn...........               --        --             --            --          --           --           --
  Jerome D. Girsch..........               --        --             --            --     154,871           --      154,871
                                  -----------  --------   ------------    ----------    -------   ----------      --------
                                  $37,245,477  $805,403   $(33,527,064)   $4,523,816    $256,852  $(4,625,797)    $154,871
                                  ===========  ========   ============    ==========    ========  ===========     ========

                                                                    BALANCE
                                                    AMOUNTS       DECEMBER 31,
                                  ADDITIONS        COLLECTED          1993
                                  ---------      ------------     ------------
Equity Purchase Program
 Notes (1) (CONTINUED)
  William R. Poor...........       $     --        $      --         $     --
  John W. Rohrer............             --               --               --
  David S. Rozendale........             --               --               --
  Richard R. Russell........             --               --               --
  John D. Sanford...........             --               --               --
  David L. Schmitt..........             --               --               --
  Steven G. Shapiro.........             --               --               --
  L. Roland Shipp...........             --               --               --
  Scott G. Sillars..........             --               --               --
  Michael K. Sylvers........             --               --               --
  Ronald C. Whitaker........             --               --               --
  James F. Wood.............             --               --               --
Other Notes
  Donald F. Flynn...........        176,633               --          176,633
  Jerome D. Girsch..........             --         (154,871)              --
                                   --------        ---------         --------
                                   $176,633        $(154,871)        $176,633
                                   ========        =========         ========

(1) Indebtedness indicated was related to purchases of common stock by participants in the Company's Equity Purchase Program. See Note 6 of Notes to Consolidated Financial Statements for a further description of the Equity Puchase Program. Such indebtedness was represented by nonrecourse promissory notes issued to the Company which were secured by shares of Common Stock of the Company purchased under such program as well as shares of the common stock of WMX issued in connection with the 1990 Merger. The Company will not issue additional shares of Common Stock under the Equity Purchase Program.

                                                                      SCHEDULE V

                        WHEELABRATOR TECHNOLOGIES INC.
                         PROPERTY, PLANT AND EQUIPMENT
                                (000'S OMITTED)

                                BALANCE AT              NET ASSETS                              BALANCE
                                BEGINNING   ADDITIONS      FROM       SALES AND      OTHER       AT END
                                OF PERIOD    AT COST   ACQUISITIONS  RETIREMENTS    CHANGES*   OF PERIOD
                                ----------  ---------  ------------  ------------  ----------  ----------

Year ended December 31, 1991
 Land.........................  $   34,119   $    250       $17,669     $   (197)  $      75   $   51,916
 Land options.................     171,484         --            --           --          --      171,484
 Buildings and improvements...     145,540      5,408         2,411      (12,467)     58,359      199,251
 Machinery and equipment......     507,551     17,172        18,413       (6,823)    221,424      757,737
 Construction in progress.....     380,885    107,014            --           --    (284,717)     203,182
                                ----------   --------       -------     --------   ---------   ----------

  Total.......................  $1,239,579   $129,844       $38,493     $(19,487)  $  (4,859)  $1,383,570
                                ==========   ========       =======     ========   =========   ==========

Year ended December 31, 1992
 Land.........................  $   51,916   $  3,499       $   467     $    (35)  $     (87)  $   55,760
 Land options.................     171,484         --            --           --     114,323      285,807
 Buildings and improvements...     199,251     39,510         8,210       (1,851)      7,849      252,969
 Machinery and equipment......     757,737     13,355        21,414       (6,382)    204,700      990,824
 Construction in progress.....     203,182     91,661        26,930           --    (210,178)     111,595
                                ----------   --------       -------     --------   ---------   ----------

  Total.......................  $1,383,570   $148,025       $57,021     $ (8,268)  $ 116,607   $1,696,955
                                ==========   ========       =======     ========   =========   ==========

Year ended December 31, 1993
 Land.........................  $   55,760   $     --       $   176     $   (192)  $  (2,341)  $   53,403
 Land options.................     285,807         --            --           --          --      285,807
 Buildings and improvements...     252,969     12,027         6,608       (5,504)    (42,637)     223,463
 Machinery and equipment......     990,824     28,162         4,635       (4,686)     57,641    1,076,576
 Construction in progress.....     111,595    251,448            --           --    (115,656)     247,387
                                ----------   --------       -------     --------   ---------   ----------

                Total.........  $1,696,955   $291,637       $11,419     $(10,382)  $(102,993)  $1,886,636
                                ==========   ========       =======     ========   =========   ==========

- --------------------

* Represents the effect of translating foreign balance sheets to U.S. Dollars, finalization of purchase price adjustments, and transfers from construction in progress. In 1992, primarily reflects the impact of the restatement of assets related to business combinations consummated before the adoption of FAS 109 on a gross basis rather than on a net-of-tax basis previously used. In 1993, primarily reflects the impact of the contribution of certain businesses to form, in part, Rust International Inc. See Note 2 of Notes to Consolidated Financial Statements for a further description of the Company's investment in Rust International Inc.

                                                                     SCHEDULE VI

                         WHEELABRATOR TECHNOLOGIES INC.
                            ACCUMULATED DEPRECIATION
                                (000'S OMITTED)

                                BALANCE AT                                       BALANCE
                                BEGINNING  ADDITIONS    SALES AND      OTHER     AT END
                                OF PERIOD   AT COST    RETIREMENTS   CHANGES*   OF PERIOD
                                ---------  ----------  ------------  ---------  ---------

Year ended December 31, 1991
 Buildings and improvements...   $ 29,737     $ 7,937     $(11,605)  $  6,421    $ 32,490
 Machinery and equipment......    100,976      27,684       (4,367)    (7,098)    117,195
                                 --------     -------     --------   --------    --------

  Total.......................   $130,713     $35,621     $(15,972)  $   (677)   $149,685
                                 ========     =======     ========   ========    ========

Year ended December 31, 1992
 Buildings and improvements...   $ 32,490     $15,147     $ (1,101)  $   (214)   $ 46,322
 Machinery and equipment......    117,195      44,339       (5,284)      (858)    155,392
                                 --------     -------     --------   --------    --------

  Total.......................   $149,685     $59,486     $ (6,385)  $ (1,072)   $201,714
                                 ========     =======     ========   ========    ========

Year ended December 31, 1993
 Buildings and improvements...   $ 46,322     $13,487     $    (61)  $ (2,133)   $ 57,615
 Machinery and equipment......    155,392      49,101       (3,698)   (25,694)    175,101
                                 --------     -------     --------   --------    --------

  Total.......................   $201,714     $62,588     $ (3,759)  $(27,827)   $232,716
                                 ========     =======     ========   ========    ========


- -------------------
* Represents the effect of translating foreign balance sheets to U.S. Dollars and finalization of purchase price adjustments. In 1993, primarily reflects the impact of the contribution of certain businesses to form, in part, Rust International Inc. See Note 2 of Notes to Consolidated Financial Statements for a further description of the Company's investment in Rust International Inc.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

                                                                    Sequential
Description                                                            Page
of Exhibit*                                                           Number**
- -----------                                                         -----------
1.           Inapplicable.

2.01 Agreement and Plan of Merger, dated March 30, 1990 and amended as of July 24, 1990, among the registrant, WMX Technologies, Inc. ("WMX") and WM
             Sub, Inc. (incorporated by reference to Exhibit 2.01 to the registrant's statement on Form S-4, Reg. No.
             33-36118).

2.02 Rust International Inc. Organizational Agreement, dated as of December 31, 1992 ("Organizational
             Agreement"), by and among the registrant, The Brand
             Companies, Inc. ("Brand") and Chemical Waste
             Management, Inc. ("CWM") (incorporated by reference to Exhibit 7 to Amendment No. 6 to Statement on
             Schedule 13D filed on January 5, 1993 by WMX, the registrant and CWM relating to securities of Brand).

3.01 Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.01 to registrant's 1989 annual report on Form 10-K).

3.02         Certificate of Amendment to the registrant's Restated
             Certificate of Incorporation dated May 6, 1993
             (incorporated by reference to Exhibit 19 to the registrant's report on Form 10-Q for the quarter ended March 31, 1993).

3.03         By-Laws of the registrant as amended through November
             1, 1990 (incorporated by reference to Exhibit 3.03 to the registrant's 1990 annual report on Form 10-K).

4.           None.

5.           Inapplicable.

6.           Inapplicable.

7.           Inapplicable.

8.           Inapplicable.

9.           None.

- ------------------
 * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.
 **This information appears only on the manually signed original of this report.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

                                                                    Sequential
Description                                                            Page
of Exhibit*                                                           Number**
- -----------                                                         -----------
10.01        Tax Sharing Agreement ("TSA"), dated as of December
             15, 1988, between the registrant and Koll Real Estate
             Group, Inc. ("KREG") (incorporated by reference to
             Exhibit 10.02 to Amendment No. 3 on Form 8 to KREG's
             registration statement on Form 10, Commission File
             No. 0-17189).

10.02        Amendment to the TSA dated February 14, 1994.

10.03        Master Support Agreement, dated as of February 26,
             1986, among Allied-Signal Inc. ("Allied Signal"), the registrant and Signal Capital Corporation, as amended and restated as of January 27, 1987, and as further amended and restated as of December 7, 1988, among Allied-Signal, Wheelabrator Technologies Inc. ("Old
             WTI"), the Guaranteeing Subsidiaries referred to therein, the Non-Company Resco Subsidiaries referred to therein, the registrant and KREG (incorporated by reference to Exhibit 10.22 to Amendment No. 3 on Form
             8 to KREG's registration statement on Form 10, Commission File No. 0-17189).

10.04 Assignment, Assumption and Release Agreement, dated as of December 7, 1988, among the registrant, Old
             WTI, the Old Guaranteeing Subsidiaries (as defined therein) and Allied-Signal (incorporated by reference to Exhibit 10.22B to Amendment No. 3 on Form 8 to
             KREG's registration statement on Form 10, Commission
             File No. 0-17189).

10.05 Assignment and Assumption Agreement, dated as of December 7, 1988, among the registrant, Old WTI and
             KREG (incorporated by reference to Exhibit 10.18B to KREG's 1988 annual report on Form 10-K, Commission
             File No. 0-17189).

10.06 Land Option Agreement, dated as of August 12, 1988, between Old WTI and Waste Management, Inc. ("WMI")
             (incorporated by reference to Exhibit 10.15 to the registrant's 1988 annual report on Form 10-K).

10.07        Amendment No. 1 to Land Option Agreement, dated as of
             June 1, 1992, between Resco Holdings Inc. ("Resco"), as successor by merger to Old WTI, and WMI
             (incorporated by reference to Exhibit 19.01 to the registrant's 1992 annual report on Form 10-K).

10.08        Second Amended and Restated Airspace Dedication
             Agreement, dated as of December 13, 1992, between Resco and WMI (incorporated by reference to Exhibit
             19.02 to the registrant's 1992 annual report on Form
             10-K).

- ------------------
 * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.
** This information appears only on the manually signed original of this report.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

                                                                    Sequential
Description                                                            Page
of Exhibit*                                                           Number**
- -----------                                                         -----------

10.09 Disposal Agreement, dated as of March 1, 1989, between Waste Management Inc. of Florida and Broward
             Waste Energy (incorporated by reference to Exhibit
             10.17A to the registrant's 1988 annual report on Form
             10-K).

10.10 Guaranty, dated August 2, 1988, from WMX to the registrant and Wheelabrator Technologies of North
             America Inc., formerly known as Wheelabrator
             Technologies Inc. ("WTNA") (incorporated by reference to Exhibit 10.19 to the registrant's 1988 annual report on Form 10-K).

10.11 Development Agreement, dated as of August 12, 1988, between Old WTI and WMI (incorporated by reference to Exhibit 10.21 to the registrant's 1988 annual report on Form 10-K).

10.12        Amendment No. 1 to Development Agreement, dated as of
             January 15, 1990, between Old WTI and WMI
             (incorporated by reference to Exhibit 10.63 to registrant's registration statement on Form 10-K).

10.13        Amendment No. 2 to Development Agreement, dated as of
             June 1, 1992, between Resco and WMI (incorporated by reference to Exhibit 19.03 to the registrant's 1992 annual report on Form 10-K).

10.14 Restricted Unit Plan for Non-Employee Directors of the registrant, as amended through June 10, 1991
             (incorporated by reference to Exhibit 19.03 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

10.15 Amendment, dated as of December 6, 1991, to the Restricted Unit Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit
             19.05 to the registrant's 1991 annual report on Form
             10-K).

10.16        Deferred Director's Fee Plan adopted June 10, 1991
             (incorporated by reference to Exhibit 19.02 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).


10.17 Lease Agreement, dated as of September 15, 1987, between The Connecticut Bank and Trust Company, N.A., as Owner Trustee, lessor, and Wheelabrator Millbury
             Inc., lessee (incorporated by reference to Exhibit
             10.51 to the registrant's 1988 annual report on Form
             10-K).

- ------------------
 * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.
 **This information appears only on the manually signed original of this report.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

                                                                    Sequential
Description                                                            Page
of Exhibit*                                                           Number**
- -----------                                                         -----------
10.18        Lease Agreement, dated as of December 30, 1987, as
             amended and restated as of April 1, 1988, between The
             Connecticut Bank and Trust Company, N.A., as
             Corporate Owner Trustee, and Donald E. Smith, as
             Individual Owner Trustee, lessor, and Signal Shasta
             Energy Company Inc., lessee (incorporated by
             reference to Exhibit 10.52 to the registrant's 1988
             annual report on Form 10-K).

10.19 Lease Agreement, dated as of September 15, 1988, between The Connecticut Bank and Trust Company, N.A., lessor, and Baltimore Refuse Energy Systems Company,
             Limited Partnership, lessee (incorporated by reference to Exhibit 10.40 to registrant's registration statement on Form S-4, Reg. No. 33-
             36118).

10.20 Second Amendment and Restatement of Lease Agreement, dated as of May 1, 1988, between the First National
             Bank of Boston, as Corporate Owner Trustee, James E.
             Mogavero, as Individual Owner Trustee, lessor, and
             Bridgeport Resco, lessee (incorporated be reference to Exhibit 10.41 to registrant's registration statement on Form S-4, Reg. No. 33-36118).

10.21 Modification Agreement, dated as of August 24, 1989, among the registrant, Old WTI, WMI, KREG and Resco
             (incorporated by reference to Exhibit 28.01 to the registrant's Form 8-K dated August 24, 1989).

10.22        Assignment, Assumption and Release Agreement, dated
             December 18, 1989, among KREG, Henley Holdings, Inc.,
             Henley, Henley Support Co. Two, the registrant and
             Resco amending the Modification Agreement
             (incorporated by reference to Exhibit 10.69 to the registrant's registration statement on Form S-4, Reg.
             No. 33-36118).

10.23 Letter Agreement, dated October 25, 1990, among the registrant, WMI, Resco, Henley and Henley Support Co.
             Two amending the Modification Agreement (incorporated by reference to Exhibit 10.46 to the registrant's
             1990 annual report on Form 10-K).


10.24 Letter Agreement, dated November 8, 1991, among the registrant, Henley, KREG, WMX, WMI, New Henley
             Holdings Inc. and WTNA, amending the Modification
             Agreement (incorporated by reference to Exhibit 10.23 to the registrant's 1991 annual report on Form 10-K).

- ------------------
 * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.
 **This information appears only on the manually signed original of this report.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

                                                                    Sequential
Description                                                            Page
of Exhibit*                                                           Number**
- -----------                                                         -----------
10.25        1988 Stock Plan for Executive Employees of Old WTI
             and its subsidiaries ("1988 Stock Plan")
             (incorporated by reference to Exhibit 28.1 to
             Amendment No. 1 to the registrant's registration
             statement on Form S-8, Reg. No. 33-31523).

10.26 Amendments, dated as of September 7, 1990, to the 1988 Stock Plan (incorporated by reference to Exhibit
             19.02 to the registrant's 1990 annual report on Form
             10-K).

10.27        Amendment, dated as of November 1, 1990, to the 1988
             Stock Plan (incorporated by reference to Exhibit
             19.04 to the registrant's 1990 annual report on Form
             10-K).

10.28        Amendment, dated as of December 6, 1991, to the 1988
             Stock Plan (incorporated by reference to Exhibit
             19.02 to the registrant's 1991 annual report on Form
             10-K).

10.29 1986 Stock Plan for Executive Employees of the registrant and its subsidiaries ("1986 Stock Plan")
             (incorporated by reference to Exhibit 28.2 to Amendment No. 1 to the registrant's registration statement on Form S-8, Reg. No. 33-31523).

10.30        Amendment, dated as of November 1, 1990, to the 1986
             Stock Plan (incorporated by reference to Exhibit
             19.03 to the registrant's 1990 annual report on Form
             10-K).

10.31        Amendment, dated as of December 6, 1991, to the 1986
             Stock Plan (incorporated by reference to Exhibit
             19.01 to the registrant's 1991 annual report on Form
             10-K).

10.32        Restated Funding Agreement, dated as of September 7,
             1990, among Resco, the registrant and WMX
             (incorporated by reference to Exhibit 10.34 to the registrant's 1990 annual report on Form 10-K).

10.33        Medical Waste Option Agreement, dated as of September
             7, 1990, between WMI and the registrant (incorporated by reference to Exhibit 10.36 to the registrant's
             1990 annual report on Form 10-K).

10.34 Amendment No. 1 to Medical Waste Option Agreement, dated as of June 1, 1992, between WMI and the registrant (incorporated by reference to Exhibit
             19.04 to the registrant's 1992 annual report on Form
             10-K).

- ------------------
 * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.
 **This information appears only on the manually signed original of this report.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

                                                                    Sequential
Description                                                            Page
of Exhibit*                                                           Number**
- -----------                                                         -----------
10.35        Intellectual Property Licensing Agreement, dated as
             of September 7, 1990, by and among Waste Management
             International, Inc. ("WMII"), WMI and the registrant
             (incorporated by reference to Exhibit 10.37 to the
             registrant's 1990 annual report on Form 10-K).

10.36 Amended and Restated Master Intercorporate Agreement, dated as of November 1, 1993, by and among WMX, CWM and the registrant.

10.37 Lease and Agreement, dated as of April 1, 1990, between Asset Title Holding, Inc., lessor, and the registrant, lessee (incorporated by reference to Exhibit 10.40 to the registrant's 1990 annual report on Form 10-K).

10.38        Wheelabrator Technologies Inc. Corporate Incentive
             Bonus Plan (as amended and restated as of March 8, 1993) (incorporated by reference to Exhibit 10.36 to the registrant's 1992 annual report on Form 10-K).

10.39        Wheelabrator Technologies Inc. Corporate Incentive
             Bonus Plan (as amended and restated as of March 14, 1994).

10.40        Wheelabrator Technologies Inc. Long Term Incentive
             Plan (as amended and restated as of March 23, 1994).

10.41        1991 Performance Unit Plan of the registrant
             (incorporated by reference to Exhibit 10.48 of the registrant's 1990 annual report on Form 10-K).

10.42 Retirement Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit
             10.32 to the registrant's 1988 annual report on Form
             10-K).

10.43 Amendment, dated as of September 7, 1990, to the Retirement Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit
             19.01 to the registrant's 1990 annual report on Form
             10-K).

10.44        Amendment, dated June 10, 1991, to the Retirement
             Plan for Non-Employee Directors of the registrant
             (incorporated by reference to Exhibit 19.01 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

- ------------------
 * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.
 **This information appears only on the manually signed original of this report.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

                                                                    Sequential
Description                                                            Page
of Exhibit*                                                           Number**
- -----------                                                         -----------
10.45        1991 Stock Option Plan for Non-Employee Directors of
             the registrant ("1991 Directors Plan") adopted June
             10, 1991 (incorporated by reference to Exhibit 19.04
             to the registrant's quarterly report on Form 10-Q for
             the quarter ended June 30, 1991).

10.46        Amendment to 1991 Directors Plan dated as of December
             22, 1993.

10.47        1992 Stock Option Plan of the registrant
             (incorporated by reference to Exhibit 10.45 to the registrant's 1991 annual report on Form 10-K).

10.48        Rust Intercorporate Services Agreement, dated as of
             January 1, 1993, by and among the registrant, Rust
             International Inc. ("Rust"), WMX and CWM
             (incorporated by reference to Exhibit 10.42 to the registrants's 1992 annual report on Form 10-K).

10.49        Amendment No. 1 to Rust Intercorporate Services
             Agreement dated as of August 10, 1993 by and among the registrant, Rust, WMX and CWM.

10.50        Organizational Agreement (see Item 2.02 hereof).

10.51        Third Amended and Restated International Development
             Agreement, dated as of January 1, 1993, among the registrant, WMX, CWM, WMII, Waste Management
             International B.V. ("WMIBV"), Waste Management
             International plc ("WM International"), Rust, WTI
             International Holdings Inc. ("WTI International") and
             RIH Inc. ("RIH") (incorporated by reference to
             Exhibit 19.05 to the registrant's 1992 annual report on Form 10-K).

10.52        First Amended and Restated International Business
             Opportunities Agreement ("IBOA"), dated as of January
             1, 1993, by and among the registrant, WMX, CWM, WM
             International, WMII and Rust (incorporated by reference to Exhibit 28 to the registrant's registration statement on Form S-3, Reg. No. 33-
             59606).

10.53 Amendment Agreement, dated as of January 28, 1994, by and among the registrant, WMX, CWM, WM International, WMII and Rust amending the IBOA.

- ------------------
 * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.
 **This information appears only on the manually signed original of this report.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

                                                                    Sequential
Description                                                            Page
of Exhibit*                                                           Number**
- -----------                                                         -----------
10.54        Amended and Restated Master Dividend Deed dated,
             December 30, 1992, by and among the registrant, CWM,
             WMII, WMX's foreign nominee, WM International, WMIBV,
             RIH and WTI International (incorporated by reference
             to Exhibit 19.07 to the registrant's 1992 annual
             report on Form 10-K).

10.55        Reimbursement Agreement dated March 10, 1993, between
             WMX and the registrant (incorporated by reference to the registrant's registration statement on Form S-1, Reg. No. 33-47575).

11.          None.

12.          None.

13.1         Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

13.2         Consolidated Financial Statements and Supplementary
             Data.

14.          Inapplicable.

15.          Inapplicable.

16.          None.

17.          Inapplicable.

18.          None.

19.          Inapplicable.

20.          Inapplicable.

21.          List of subsidiaries of the registrant.

22.          None.

23.1 Consent of Arthur Andersen & Co. regarding the registrant.

- ------------------
 * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.
 **This information appears only on the manually signed original of this report.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

                                                                    Sequential
Description                                                            Page
of Exhibit*                                                           Number**
- -----------                                                         -----------
23.2         Consent of Arthur Andersen & Co. regarding Rust.

24.          None.

25.          Inapplicable.

26.          Inapplicable.

27.          Inapplicable.

28.          None.

99.01        Rust's Consolidated Balance Sheets as of December 31,
             1992 and 1993, Consolidated Statements of Income,
             Cash Flows and Changes in Stockholders' Equity for each of the years in the three-year period ended
             December 31, 1993 and Notes to Consolidated Financial
             Statements (incorporated by reference to pages F-1 through F-17 of Rust's 1993 annual report on Form 10-
             K, Commission File No. 1-11896).

99.02 Financial statement schedules of Rust (incorporated by reference to pages F-18 through F-23 of Rust's
             1993 annual report on Form 10-K, Commission File No.
             1-11896).

- ------------------
 * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.
 **This information appears only on the manually signed original of this report.