Form 10-Q
period 1994-03-31
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1994-05-12
CIK 790159

                          ____________________________

                            SECURITIES AND EXCHANGE
                                   COMMISSION
                            WASHINGTON, D.C.  20549
                          ___________________________


                                   FORM 10-Q


               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For The Quarterly Period Ended March 31, 1994
                                                --------------

                         Commission file number 0-14246
                                                -------

                        Wheelabrator Technologies Inc.
                 ---------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                  22-2678047
- ----------------------------------                 ------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


  Liberty Lane, Hampton, New Hampshire                   03842
- ----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                                (603) 929-3000
                         -----------------------------
                        (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES     X        NO
                             ---------       ---------

Number of shares of common stock outstanding at April 30, 1994 - 189,332,206

                         WHEELABRATOR TECHNOLOGIES INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1994
                      ------------------------------------



                                     INDEX
                                     -----



Part I - Financial Information:                                        Page No.
- -------------------------------                                        --------
Item 1 - Financial Statements

  Consolidated Statements of Income for the Three Months Ended
         March 31, 1993 and 1994....................................       1

  Consolidated Balance Sheets as of December 31, 1993 and
         March 31, 1994..............................................      2

  Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 1993 and 1994.....................................      3

  Consolidated Statements of Changes in Stockholders' Equity for
         the Three Months Ended March 31, 1993 and 1994..............      4

  Notes to Consolidated Financial Statements.........................    5 - 6

Item 2 - Management's Discussion and Analysis of Results
         of Operations and Financial Condition.......................    7 - 11



Part II - Other Information:
- ----------------------------

Item 1 - Legal Proceedings...........................................     12
Item 6 - Exhibits and Reports on Form 8-K............................     12
SIGNATURE............................................................     13
Exhibit Index........................................................     14

                        PART  I.  FINANCIAL INFORMATION

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1993 AND 1994
                   (000's omitted, except per share amounts)
                                  (unaudited)



                                                    1993       1994
                                                  ---------  ---------
Revenue.........................................  $245,525   $281,332

Operating expenses..............................   171,706    195,584
Selling and administrative expenses.............    23,580     25,652
Interest expense................................    16,583     12,640
Interest income.................................    (5,393)    (3,404)
Equity in earnings of affiliates................    (9,415)    (8,491)
Other income, net...............................      (326)    (1,697)
                                                  --------   --------
  Income before income taxes....................    48,790     61,048
Income tax provision............................    15,382     20,908
                                                  --------   --------
   Net income...................................  $ 33,408   $ 40,140
                                                  ========   ========

Weighted average common shares outstanding......   188,300    190,200
                                                  ========   ========

Earnings per common share.......................  $   0.18   $   0.21
                                                  ========   ========
Dividends declared per common share.............  $   0.02   $      -
                                                  ========   ========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (000's omitted, except share amounts)
                                  (unaudited)

                                                       December 31,   March 31,
                                                          1993          1994
                                                       ------------  -----------
                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents..........................  $   36,719    $   12,798
  Receivables, net...................................     188,241       221,553
  Costs and earnings in excess of billings...........      25,712        28,735
  Other current assets...............................      84,684        89,219
                                                       ----------    ----------
    Total current assets.............................     335,356       352,305

Property, plant and equipment, net...................   1,653,920     1,678,494
Cost in excess of net assets of acquired businesses..     205,886       212,534
Investments in affiliates............................     561,045       576,653
Other assets.........................................     334,071       319,802
                                                       ----------    ----------
        Total assets.................................  $3,090,278    $3,139,788
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Current maturities of long-term project debt.......  $   33,754    $   28,425
  Due to WMX Technologies, Inc. .....................           -        23,930
  Accounts payable...................................      70,762        72,558
  Accrued liabilities................................     197,123       207,868
  Advance payments on contracts......................      28,147        30,267
                                                       ----------    ----------
    Total current liabilities........................     329,786       363,048
                                                       ----------    ----------

Long-term project debt...............................     776,858       772,405
                                                       ----------    ----------
Deferred income taxes................................     292,364       300,164
                                                       ----------    ----------
Other long-term liabilities..........................     404,432       365,997
                                                       ----------    ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00 per share,
    50,000,000 shares authorized, none issued
    issued or outstanding............................           -             -
  Common stock, par value $0.01 per share,
    500,000,000 shares authorized,
    188,820,322 shares outstanding in 1993,
    189,117,754 shares outstanding in 1994...........       1,888         1,891
  Capital in excess of par value.....................     874,580       878,261
  Cumulative translation adjustments.................     (33,670)      (26,735)
  Treasury stock; 43,127 shares in 1993 and
    7,151 shares in 1994, at cost....................        (717)         (140)

  Retained earnings..................................     444,757       484,897
                                                       ----------    ----------
    Total stockholders' equity.......................   1,286,838     1,338,174
                                                       ----------    ----------
      Total liabilities and stockholders' equity....   $3,090,278    $3,139,788
                                                       ==========    ==========

     The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1993 AND 1994
                                (000's omitted)
                                  (unaudited)

                                                          1993       1994
                                                        ---------  ---------
OPERATING ACTIVITIES:
Net income............................................  $  33,408  $  40,140
Adjustments to reconcile net income to cash
 flows from operating activities:
  Depreciation and amortization.......................     14,404     21,231
  Deferred taxes......................................      6,439      9,101
  Undistributed earnings of affiliates................     (9,415)    (8,491)
Changes in assets and liabilities, net of effects
 of acquired and contributed businesses:
     Receivables, net.................................     (3,937)   (31,629)
     Costs and earnings in excess of billings.........     (6,237)    (3,023)
     Other current assets.............................    (30,727)     1,119
     Accounts payable and accrued liabilities.........    (48,514)   (20,027)
     Other long-term liabilities......................    (17,108)   (11,840)
  Other, net..........................................       (485)       471
                                                        ---------  ---------
  Net cash used for operating activities..............    (62,172)    (2,948)
                                                        ---------  ---------

INVESTING ACTIVITIES:
Capital expenditures..................................    (44,963)   (40,387)
Investments held by trustees..........................      6,810      6,274
Cash paid for acquisitions, net of acquired cash......     (8,000)    (4,509)
Other.................................................          -      3,063
                                                        ---------  ---------
  Net cash used for investing activities..............    (46,153)   (35,559)
                                                        ---------  ---------

FINANCING ACTIVITIES:
Additions to long-term project debt...................          -    112,985
Repayments of long-term project debt..................    (54,039)  (122,854)
Net borrowings from WMX Technologies, Inc.............          -     23,930
Proceeds from exercise of stock options, net..........      3,539      4,261
Dividends paid........................................     (1,864)         -
Other.................................................        168     (3,736)
                                                        ---------  ---------
  Net cash provided by (used for) financing activities    (52,196)    14,586
                                                        ---------  ---------
Decrease in cash and cash equivalents.................   (160,521)   (23,921)
Cash and cash equivalents at beginning of period......    291,271     36,719
                                                        ---------  ---------
Cash and cash equivalents at end of period............  $ 130,750  $  12,798
                                                        =========  =========

Supplemental disclosure:
  Interest paid, net of amounts capitalized...........  $  15,300  $   9,195
                                                        =========  =========
  Income taxes paid...................................  $   3,500  $   8,179
                                                        =========  =========

Significant noncash investing activities:
  Net assets contributed to Rust International Inc....  $ 244,278  $       -
                                                        =========  =========


  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1993 AND 1994
                                (000's omitted)
                                  (unaudited)

                                             Capital in     Cumulative
                                  Common     Excess of      Translation     Treasury     Retained
                                  Stock      Par Value      Adjustment       Stock       Earnings        Total
                                  ------     ----------     -----------     --------     --------     -----------
Balance, December 31, 1992        $1,865       $758,646        $(17,785)       $   -     $296,617      $1,039,343

Net income                             -              -               -            -       33,408          33,408
Dividends declared                     -              -               -            -       (3,735)         (3,735)
Foreign currency translation           -              -          (3,217)           -            -          (3,217)
Exercise of stock options              3          2,613               -            -            -           2,616
Tax benefit from stock
 options                               -            923               -            -            -             923
Investment in Rust
 International Inc.                    -         77,662               -            -            -          77,662
                                  ------       --------        --------        -----     --------      ----------

Balance, March 31, 1993           $1,868       $839,844        $(21,002)       $   -     $326,290      $1,147,000
                                  ======       ========        ========        =====     ========      ==========



Balance, December 31, 1993        $1,888       $874,580        $(33,670)       $(717)    $444,757      $1,286,838

Net income                             -              -               -            -       40,140          40,140
Foreign currency translation           -              -           6,935            -            -           6,935
Exercise of stock options              3          2,581               -          577            -           3,161
Tax benefit from stock
 options                               -          1,100               -            -            -           1,100
                                  ------       --------        --------        -----     --------      ----------

Balance, March 31, 1994           $1,891       $878,261        $(26,735)       $(140)    $484,897      $1,338,174
                                  ======       ========        ========        =====     ========      ==========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (unaudited)



NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The accompanying financial statements have been prepared by Wheelabrator Technologies Inc. ("WTI" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain prior period amounts have been reclassified to conform with the current presentation. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

     WTI is a majority-owned subsidiary of WMX Technologies, Inc. ("WMX"). WTI and WMX are parties to an agreement which provides, among other things, for WTI to lend excess cash to WMX at interest rates at least as favorable as those WTI could otherwise obtain. Under the terms of this agreement, in the event WTI requires short-term cash for the conduct of its business and operations, WMX will make available to WTI such amounts as WTI requires, up to a total of $100 million in excess of amounts loaned by WTI to WMX. As of March 31, 1994, the Company had $23.9 million of net borrowings from WMX under the terms of this agreement.

     Earnings per common share are calculated using the weighted average number of shares outstanding for each period, including the effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of unexercised stock options.

     Effective January 1, 1994, WTI adopted Statement of Financial Accounting Standards No. 112, Employer's Accounting for Postemployment Benefits ("FAS 112"). The adoption of FAS 112 did not have a significant effect on earnings for the three months ended March 31, 1994 and is not expected to materially impact the Company's 1994 results of operations, since WTI's accounting prior to adoption of FAS 112 was substantially in compliance with the new standard.

             ------------------------------------------------------


NOTE 2 - TAXES

     WTI and Koll Real Estate Group, Inc. ("KREG") are parties to a tax sharing agreement which covers periods ending prior to December 31, 1988, during which the Company, KREG, The Henley Group, Inc. ("Henley") and their respective affiliates were included in the same consolidated group for federal income tax purposes. Pursuant to a recapitalization of Henley in 1992, Abex Inc. ("Abex") has assumed certain of Henley's obligations to KREG under a similar tax sharing agreement.

     In March 1994, WTI and the Internal Revenue Service filed a Stipulation of Settlement with the U.S. Tax Court resolving the disputed treatment of an issue related to the 1988 sale of a former subsidiary. On April 15, 1994, the Company paid its approximately $30 million share of the stipulated settlement liability pursuant to the tax sharing agreement, and Abex paid its share of the liability pursuant to its indemnity obligations to KREG. WTI's obligation had been previously recorded in the Company's consolidated balance sheets. Prior to April 15, KREG advised the Company and Abex that it would not pay its approximately $21 million share of the settlement liability. Accordingly, the Company and Abex have filed a lawsuit against KREG seeking to require KREG to honor its obligations under the tax sharing agreement. Although the Company may be obligated to initially pay the portion of the settlement liability applicable to KREG pending resolution of the lawsuit relating to the tax sharing agreement, it does not believe the ultimate resolution of this matter will have a material adverse effect on its financial condition or results of operations.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     On February 16, 1994, a Connecticut Superior Court judge issued a decision on appeals of the Connecticut Department of Environmental Protection's ("DEP") issuance of a permit to construct the Lisbon, Connecticut trash-to-energy facility currently being built by WTI. In the ruling, the judge agreed with the Company's position on all issues raised in the appeals but remanded the permit back to the DEP for further proceedings on an uncontested permit condition that requires the Lisbon facility to dispose of only Connecticut waste. The Company intends to pursue aggressively favorable resolution of this permit remand through appropriate judicial and regulatory procedures. Although WTI believes that the probability of an adverse determination as a result of the judge's remand order is remote, such a determination could result in the permanent termination of facility construction. Through a guarantee agreement with the Eastern Connecticut Resource Recovery Authority, the facility's owner, such a consequence may require the Company to redeem the debt issued to finance the facility. In the remote event this were to occur, the resulting payments could have a material adverse impact on the Company's financial condition and results of operations.

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition
         ----------------------------------

RESULTS OF OPERATIONS
- ---------------------

     Revenues for the three month period ended March 31, 1994 increased 15 percent versus revenues in the comparable 1993 period. Approximately half of the revenue growth reflects the impact of water quality control businesses acquired during the last twelve months. The balance of the revenue increase reflects the third quarter 1993 start of commercial operations at the Company's New York Organic Fertilizer Company biosolids pelletizer facility, construction revenues from the Lisbon, Connecticut trash-to-energy facility being built by WTI, and the growth of existing businesses. Harsh winter weather conditions in certain parts of the country during the first quarter of 1994 had a mixed impact on the Company's operations. Several energy facilities benefited by selling power to their utility customers at increased rates, while much of the biosolids land spreading activity within the Company's clean water line of business was delayed due to the harsh weather conditions. The Company's energy, water and air businesses represented approximately 53 percent, 33 percent and 14 percent, respectively, of total first quarter 1994 revenue compared with 55 percent, 28 percent and 17 percent, respectively, of first quarter 1993 revenue.

     Operating expenses were 69.5 percent of revenue in the first quarter of 1994, essentially unchanged from the first quarter 1993 level of 69.9 percent of revenue, as weather-related margin declines experienced by the Company's biosolids land spreading operations were offset by the strong performance of the Company's energy facilities. Selling and administrative expenses decreased as a percent of revenues to 9.1 percent during the first three months of 1994 versus
9.6 percent for the comparable year earlier period. This decline is primarily attributable to the integration of acquired companies into existing businesses and to continuing Company-wide administrative cost containment activities.

     First quarter interest expense declined compared to 1993 principally as a result of the Company's early retirement of certain outstanding above-market rate long-term debt, the March 1994 refinancing of $113 million of project debt associated with the Company's Westchester County, New York trash-to-energy facility, and capitalization of interest costs related to projects under construction. The decline in interest earnings for the three month period results from lower cash balances when compared to the prior year period. WTI's equity in the earnings of Waste Management International plc and Rust International Inc. ("Rust") decreased compared to the first quarter of 1993 due to an earnings decline at Rust caused by severe weather in parts of the U.S. and postponement of certain project awards and start-ups.

     Net income in the first quarter increased 20 percent to $40.1 million, or $0.21 per share, compared to net income of $33.4 million, or $0.18 per share, in the year earlier period. The increase in income for the quarter reflects the strong performance of the Company's growing network of environmental services capabilities, including the commencement of operations at the Company's biosolids pelletizer facility located in New

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------


York City and businesses acquired in 1993.

       In early May of this year, the U.S. Supreme Court ruled that residual ash from the combustion of municipal solid waste is not exempt from federal hazardous waste regulations. The U.S. EPA and most states had previously taken the position that residual ash was exempt from such regulation pursuant to the Clarification of Household Waste Exclusion contained in the Resource Conservation and Recovery Act. While it is not known at this time how the U.S. EPA and state regulators will react to the Supreme Court decision, the Company believes that it is reasonably possible that regulatory agencies would require that residual ash be tested to determine if it is hazardous and disposed of appropriately. WTI's energy facilities in New Hampshire and New Jersey are presently subject to such testing requirements and, after treating the ash with the Company's patented WES-PHix(R) process are permitted to dispose of their residual ash as non-hazardous waste. The estimated incremental expenditures required to treat and test residual ash generated by the Company's other energy facilities is not expected to have a material adverse impact on WTI's financial condition or results of operations.

     The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and involve the potential for discharge of regulated materials into the environment. In addition, the Company becomes involved, in the normal course of business, in judicial and administrative proceedings related to alleged violations of licenses, permits, laws or regulations or differing interpretations of applicable requirements. WTI has instituted procedures to periodically evaluate potential environmental exposures. When the Company concludes it is probable that a liability has been incurred, provision is made in the financial statements for the Company's best estimate of the liability. These estimates are adjusted as necessary when additional information becomes available. To date, such provisions have not been material.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The principal uses of capital during the first three months of 1994 were investments in new projects under construction and retirement of project debt. WTI currently has several projects in various stages of development and construction, as discussed in more detail below. The Company also intends to continue its diversification through selected acquisitions of air and water quality control technologies and companies, both domestically and internationally.

     WTI believes it has access to sufficient capital resources to finance its development and construction projects along with future acquisitions. Operating cash flows or borrowings from WMX Technologies, Inc. ("WMX") pursuant to the Master Intercorporate Agreement

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------

between the Company and WMX may be utilized to meet short-term funding requirements. The Company may borrow up to $100 million until September 1995 pursuant to this agreement, plus the amount of cash invested with WMX. WTI had approximately $24 million of such net short-term borrowing with WMX outstanding at March 31, 1994. Future needs for long-term external capital are anticipated to be met by permanently financing certain projects.

     During the first three months of 1994 construction continued on a $192 million, 1,500 ton-per-day trash-to-energy facility and associated recycling center in Falls Township, Pennsylvania and on WTI's $78 million wood waste and scrap tire power generating facility in Polk County, Florida. Both of these facilities are expected to begin commercial operations in mid-1994. Additionally, the Company is approximately 90 percent through construction on a $36 million biosolids pelletizer facility in Baltimore, Maryland. During the first quarter, the Company commenced commercial operations at its $5 million biosolids composting facility in Rochester, New Hampshire. The Company also expanded its capabilities within its water quality control line of business by acquiring several small businesses during the quarter. To date, funding for these projects and acquisitions has been provided from WTI's available cash and short-term borrowings from WMX.

     WTI has continued to refinance at lower interest rates, or repay prior to maturity, certain of its existing project debt. In March 1994, the Company completed a refinancing of the remaining $113 million of project debt associated with the Westchester County facility. The refinancing decreased the interest rate on this debt from approximately 10.25 percent to 5.6 percent. In conjunction with this transaction, the Company agreed to share one-half of the interest rate savings with Westchester County in exchange for certain agreements relating to the County's involvement in the retrofit of the facility to meet the requirements of the Clean Air Act Amendments of 1990 (the "CAAA") and a five-year extension of the solid waste disposal agreement with the County. Additionally, the County has agreed, subject to certain regulatory requirements and other conditions, to finance 80 percent of the cost of the retrofit and, in turn, the Company has agreed to provide the funds necessary to pay the remaining costs for the retrofit. WTI began realizing the benefits of the refinancing in March 1994, while the costs associated with the facility retrofit are not expected to be incurred until the latter part of this decade. Taken together, these activities are not expected to have a material impact on the Company's liquidity or results of operations.

     Before the turn of the century, the air pollution control systems at certain other trash-to-energy facilities owned or leased by WTI will be required to be modified to comply with more stringent air pollution control standards such as those in the CAAA. Although the expenditures related to such modifications will likely be significant, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------


provisions in the impacted facilities' long-term waste supply agreements allow the Company to recover from customers the great majority of incremental capital and operating costs.

     On February 16, 1994, a Connecticut Superior Court judge issued a decision on appeals of the Connecticut Department of Environmental Protection's ("DEP") issuance of a permit to construct the Lisbon, Connecticut trash-to-energy facility currently being built by WTI. In the ruling, the judge agreed with the Company's position on all issues raised in the appeals but remanded the permit back to the DEP for further proceedings on an uncontested permit condition that requires the Lisbon facility to dispose of only Connecticut waste. The Company intends to pursue aggressively favorable resolution of this permit remand through appropriate judicial and regulatory procedures. Although WTI believes that the probability of an adverse determination as a result of the judge's remand order is remote, such a determination could result in the permanent termination of facility construction. Through a guarantee agreement with the Eastern Connecticut Resource Recovery Authority, the facility's owner, such a consequence may require the Company to redeem the debt issued to finance the facility. In the unlikely event this were to occur, the resulting payments could have a material adverse impact on the Company's financial condition and results of operations.

     WTI and Koll Real Estate Group, Inc. ("KREG") are parties to a tax sharing agreement which covers periods ending prior to December 31, 1988, during which the Company, KREG, The Henley Group, Inc. ("Henley") and their respective affiliates were included in the same consolidated group for federal income tax purposes. Pursuant to a recapitalization of Henley in 1992, Abex Inc. ("Abex") has assumed certain of Henley's obligations to KREG under a similar tax sharing agreement. In March 1994, WTI and the Internal Revenue Service filed a Stipulation of Settlement with the U.S. Tax Court resolving the disputed treatment of an issue related to the 1988 sale of a former subsidiary. On April 15, 1994, the Company paid its approximately $30 million share of the stipulated settlement liability pursuant to the tax sharing agreement and Abex paid its share of the liability pursuant to its indemnity obligations to KREG. WTI's obligation had been previously recorded in the Company's consolidated balance sheets. Prior to April 15, KREG advised the Company and Abex that it would not pay its approximately $21 million share of the settlement liability. Accordingly, the Company and Abex have filed a lawsuit against KREG seeking to require KREG to honor its obligations under the tax sharing agreement. Although the Company may be obligated to initially pay the portion of the settlement liability applicable to KREG pending resolution of the lawsuit relating to the tax sharing agreement, it does not believe the ultimate resolution of this matter will have a material adverse effect on its financial condition or results of operations.

     On March 15, 1994, WTI announced that the Board of Directors had authorized the repurchase of up to 3,800,000 shares of Common Stock from time to time over the following

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------


two years in the open market or in privately negotiated transactions. Under a similar program initiated in 1992, WTI repurchased a total of approximately 4,160,000 shares of Common Stock over a period of two years. No shares were repurchased during the first three months of 1994.

     In April 1994, WTI filed with the Securities and Exchange Commission an updated "shelf" registration statement covering 11.1 million shares of the Company's common stock for issuance in connection with future acquisitions.


FINANCIAL CONDITION
- -------------------

     The Company's financial condition at March 31, 1994 compared to December 31, 1993 generally reflects normal operating activities as well as the use of funds for investments in new projects under construction and retirement and refinancing of project debt. As a result of construction activities, offset in part by depreciation for the quarter, net property, plant and equipment increased by approximately $25 million as three significant projects approach their later stages of completion. Debt retirement and successful refinancing activities reduced total long-term debt approximately $10 million from December 31, 1993 levels and reduced interest rates on $113 million of long-term debt expiring through July 2009.

     Working capital as of March 31, 1994 decreased approximately $16 million from year-end 1993 levels, primarily because of WTI's use of cash and short-term borrowings from WMX to fund the uses of capital described in the "Liquidity and Capital Resources" section. In addition, the liability for the Company's remaining obligation under the tax sharing agreement with Abex and KREG was reclassified during the first quarter from other long-term liabilities to current accrued liabilities as a result of the stipulated settlement agreement outlined above.


ACCOUNTING PRONOUNCEMENT
- ------------------------

     Effective January 1, 1994, WTI adopted Statement of Financial Accounting Standards No. 112, Employer's Accounting for Postemployment Benefits ("FAS 112"). The adoption of FAS 112 did not have a significant effect on earnings for the three months ended March 31, 1994 and is not expected to materially impact the Company's 1994 results of operations, since WTI's accounting prior to adoption of FAS 112 was substantially in compliance with the new standard.

                        WHEELABRATOR TECHNOLOGIES INC.
                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1 - Legal Proceedings
         -----------------

Regulatory - The business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action in which governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. At March 31, 1994, the Company was involved in two such proceedings where the Company believes sanctions involved may exceed $100,000.

Other - In addition, there are other routine lawsuits and claims, including certain environmental matters, pending against WTI and its subsidiaries which are incidental to its businesses. In the opinion of the Company's management, the ultimate liability, if any, with respect to the above proceedings and such other lawsuits and claims will not have a material adverse effect on the business and properties of the Company, taken as a whole, or its financial position and results of operations.


ITEM 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)     Exhibits:

        The exhibits to this report are listed on the Exhibit Index elsewhere herein.

(b)     Reports on Form 8-K:

        The Company did not file any reports on Form 8-K during the quarter ended March 31, 1994.

                                   SIGNATURE
                                   ---------


        Pursuant to the requirements of the Securities Exchange
        Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WHEELABRATOR TECHNOLOGIES INC.


May 11, 1994                  /s/ John D. Sanford
                              -----------------------------
                              John D. Sanford
                              Vice President and
                              Chief Financial Officer

                        WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX



                     Number and Description of Exhibit/*/
                     ---------------------------------


                                 2       None

                                 4       None

                                 10      None

                                 11      None

                                 15      None

                                 18      None

                                 19      None

                                 22      None

                                 23      None

                                 24      None

                                 99      None



- --------------------------
*  Exhibits not listed are inapplicable