Form 10-Q
period 1994-06-30
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1994-08-12
CIK 790159

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

                  For The Quarterly Period Ended June 30, 1994
                                                 -------------

                         Commission file number 0-14246
                                                -------

                        Wheelabrator Technologies Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     22-2678047
- --------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

  Liberty Lane, Hampton, New Hampshire                       03842
- ---------------------------------------                   ----------
(Address of principal executive offices)                  (Zip Code)

                                (603) 929-3000
                        -------------------------------
                        (Registrant's telephone number,
                             including area code)

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


Number of shares of common stock outstanding at July 31, 1994 - 189,539,016

                         WHEELABRATOR TECHNOLOGIES INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1994
                      -----------------------------------

                                     INDEX
                                     -----



Part I - Financial Information:                                  Page No.
- -------------------------------                                  --------
Item 1 - Financial Statements

  Consolidated Statements of Income for the Three and Six
         Months Ended June 30, 1993 and 1994......................   1

  Consolidated Balance Sheets as of December 31, 1993 and
         June 30, 1994............................................   2

  Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1993 and 1994.............................   3

  Consolidated Statements of Changes in Stockholders' Equity for
         the Six Months Ended June 30, 1993 and 1994..............   4

  Notes to Consolidated Financial Statements......................   5

Item 2 - Management's Discussion and Analysis of Results
            of Operations and Financial Condition.................   8


Part II - Other Information:
- ----------------------------

Item 1 - Legal Proceedings........................................  14
Item 4 - Submission of Matters to a Vote of Security Holders......  14
Item 6 - Exhibits and Reports on Form 8-K.........................  15
SIGNATURE.........................................................  16
Exhibit Index.....................................................  17

                         PART I.  FINANCIAL INFORMATION

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1993 AND 1994
                   (000's omitted, except per share amounts)
                                  (unaudited)

                                                  Three Months          Six Months
                                                 Ended June 30,       Ended June 30,
                                              -------------------   -------------------
                                                1993       1994       1993       1994
                                              --------   --------   --------   --------
Revenue.....................................  $279,978   $321,661   $525,503   $602,993

Operating expenses..........................   193,643    218,508    365,349    414,092
Selling and administrative expenses.........    27,056     29,615     50,636     55,267
Interest expense............................    15,981     11,442     32,564     24,082
Interest income.............................    (4,407)    (3,526)    (9,800)    (6,930)
Equity in earnings of affiliates............   (11,523)    (9,976)   (20,938)   (18,467)
Gain from stock transactions of affiliate...    (7,680)         -     (7,680)         -
Other income, net...........................    (3,372)      (518)    (3,698)    (2,215)
                                              --------   --------   --------   --------
  Income before income taxes................    70,280     76,116    119,070    137,164
Income tax provision........................    20,480     27,506     35,862     48,414
                                              --------   --------   --------   --------
  Net income................................  $ 49,800   $ 48,610   $ 83,208   $ 88,750
                                              ========   ========   ========   ========

Weighted average common shares outstanding..   188,500    190,500    188,500    190,400
                                              ========   ========   ========   ========

Earnings per common share...................  $   0.26   $   0.26   $   0.44   $   0.47
                                              ========   ========   ========   ========
Dividends declared per common share.........  $   0.06   $   0.10   $   0.08   $   0.10
                                              ========   ========   ========   ========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (000's omitted, except share amounts)
                                  (unaudited)

                                                                             December 31,   June 30,
                                                                                 1993         1994
                                                                             -----------   ----------
                                                ASSETS
                                                ------
Current assets:
  Cash and cash equivalents.................................................  $   36,719   $   20,091
  Receivables, net..........................................................     188,241      212,104
  Costs and earnings in excess of billings..................................      25,712       32,714
  Other current assets......................................................      84,684      100,004
                                                                              ----------   ----------
          Total current assets..............................................     335,356      364,913

Property, plant and equipment, net..........................................   1,653,920    1,691,811
Cost in excess of net assets of acquired businesses.........................     205,886      217,055
Investments in affiliates...................................................     561,045      596,624
Other assets................................................................     334,071      314,406
                                                                              ----------   ----------
               Total assets.................................................  $3,090,278   $3,184,809
                                                                              ==========   ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

Current liabilities:
   Current maturities of long-term project debt.............................  $   33,754   $   29,421
   Accounts payable.........................................................      70,762       88,281
   Accrued liabilities......................................................     197,123      211,338
   Advance payments on contracts............................................      28,147       31,805
                                                                              ----------   ----------
          Total current liabilities.........................................     329,786      360,845
                                                                              ----------   ----------

Long-term project debt......................................................     776,858      768,154
                                                                              ----------   ----------
Deferred income taxes.......................................................     292,364      313,776
                                                                              ----------   ----------
Other long-term liabilities.................................................     404,432      360,344
                                                                              ----------   ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00 per share, 50,000,000 authorized, none
    issued or outstanding...................................................           -            -
  Common stock, par value $0.01 per share, 500,000,000 authorized,
    188,820,322 shares outstanding in 1993, 189,536,822 shares outstanding
    in 1994.................................................................       1,888        1,895
  Capital in excess of par value............................................     874,580      884,189
  Cumulative translation adjustments........................................     (33,670)     (18,764)
  Treasury stock, 43,127 shares in 1993 and 10,247 shares in 1994,
    at cost.................................................................        (717)        (183)
  Retained earnings.........................................................     444,757      514,553
                                                                              ----------   ----------
          Total stockholders' equity........................................   1,286,838    1,381,690
                                                                              ----------   ----------
               Total liabilities and stockholders' equity...................  $3,090,278   $3,184,809
                                                                              ==========   ==========

  The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1993 AND 1994
                                (000's omitted)
                                  (unaudited)

                                                                                    1993        1994
                                                                                 ----------  ----------
OPERATING ACTIVITIES:
Net income.....................................................................  $  83,208   $  88,750
Adjustments to reconcile net income to cash flows from operating activities:
  Depreciation and amortization................................................     29,301      44,458
  Deferred taxes...............................................................     21,153      21,424
  Undistributed earnings of affiliate..........................................    (20,938)    (18,467)
  Gains from stock transactions of affiliates..................................     (7,680)          -
Changes in assets and liabilities, net of effects of acquired and contributed businesses:
  Receivables, net.............................................................    (27,004)    (22,119)
  Costs and earnings in excess of billings.....................................     (5,701)     (5,708)
  Other current assets.........................................................    (14,909)     (6,861)
  Accounts payable and accrued liabilities.....................................    (57,313)     (5,388)
  Advance payments on contracts................................................      1,991      (2,548)
  Other long-term liabilities..................................................    (15,758)    (37,074)
  Other, net...................................................................      5,438       1,706
                                                                                 ---------   ---------
  Net cash provided by (used for) operating activities.........................     (8,212)     58,173
                                                                                 ---------   ---------

INVESTING ACTIVITIES:
Capital expenditures...........................................................   (125,674)    (73,311)
Investments held by trustees...................................................      7,943       6,229
Cash paid for acquisitions, net of acquired cash...............................     (9,053)     (3,358)
Other..........................................................................          -       3,374
                                                                                 ---------   ---------
  Net cash used for investing activities.......................................   (126,784)    (67,066)
                                                                                 ---------   ---------

FINANCING ACTIVITIES:
Additions to long-term project debt............................................          -     112,985
Repayments of long-term project debt...........................................    (58,727)   (126,196)
Proceeds from exercise of stock options........................................      5,634       7,749
Dividends paid.................................................................     (5,599)          -
Other..........................................................................        782      (2,273)
                                                                                 ---------   ---------
  Net cash used for financing activities.......................................    (57,910)     (7,735)
                                                                                 ---------   ---------

Decrease in cash and cash equivalents..........................................   (192,906)    (16,628)
Cash and cash equivalents at beginning of period...............................    291,271      36,719
                                                                                 ---------   ---------
Cash and cash equivalents at end of period.....................................  $  98,365   $  20,091
                                                                                 =========   =========

Supplemental disclosure:
  Interest paid, net of amounts capitalized....................................  $  36,600   $  26,399
                                                                                 =========   =========
  Income taxes paid............................................................  $  49,528   $  47,402
                                                                                 =========   =========

Significant noncash investing activities:
  Net assets contributed to Rust International Inc.............................  $ 244,278   $       -
                                                                                 =========   =========
  Businesses acquired for common stock.........................................  $   3,772   $   2,900
                                                                                 =========   =========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1993 AND 1994
                                (000's omitted)
                                  (unaudited)



                                         Capital in   Cumulative
                                Common   Excess of   Translation   Treasury   Retained
                                Stock    Par Value    Adjustment     Stock    Earnings     Total
                                ------   ----------  -----------   ---------  --------   ----------

Balance, December 31, 1992      $1,865    $758,646    $(17,785)     $    -    $296,617   $1,039,343

Net income                           -           -           -           -      83,208       83,208
Dividends declared                   -           -           -           -     (14,962)     (14,962)
Foreign currency translation         -           -      (7,642)          -           -       (7,642)
Exercise of stock options            4       4,177           -           -           -        4,181
Tax benefit from stock
  options                            -       1,453           -           -           -        1,453
Common stock issued
  for acquisitions                   2       3,770           -           -           -        3,772
Investment in Rust
  International Inc.                 -      77,662           -           -           -       77,662
                                ------    --------    --------      ------    --------   ----------

Balance, June 30, 1993          $1,871    $845,708    $(25,427)     $    -    $364,863   $1,187,015
                                ======    ========    ========      ======    ========   ==========



Balance, December 31, 1993      $1,888    $874,580    $(33,670)     $ (717)   $444,757   $1,286,838

Net income                           -           -           -           -      88,750       88,750
Dividends declared                   -           -           -           -     (18,954)     (18,954)
Foreign currency translation         -           -      14,906           -           -       14,906
Exercise of stock options            5       4,598           -       1,033           -        5,636
Tax benefit from stock
  options                            -       2,113           -           -           -        2,113
Common stock issued
  for acquisitions                   2       2,898           -           -           -        2,900
Treasury stock received as
  settlement for claims              -           -           -        (499)          -         (499)
                                ------    --------    --------      ------    --------   ----------

Balance, June 30, 1994          $1,895    $884,189    $(18,764)     $ (183)   $514,553   $1,381,690
                                ======    ========    ========      ======    ========   ==========


  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The accompanying financial statements have been prepared by Wheelabrator Technologies Inc. ("WTI" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

     WTI is a majority-owned subsidiary of WMX Technologies, Inc. ("WMX"). WTI and WMX are parties to an agreement which provides, among other things, for WTI to lend excess cash to WMX at interest rates at least as favorable as those WTI could otherwise obtain. Under the terms of this agreement, in the event WTI requires short-term cash for the conduct of its business and operations, WMX will make available to WTI such amounts as WTI requires, up to a total of $100 million in excess of amounts loaned by WTI to WMX. As of June 30, 1994, accrued liabilities included approximately $1 million of net borrowings from WMX under the terms of this agreement.

     From time to time, the Company uses foreign currency derivatives to mitigate the impact of currency fluctuations on its equity income from Waste Management International plc ("WM International"). Although the Company's purpose for using such derivatives is to hedge currency risk, they do not qualify for hedge accounting under generally accepted accounting principles and accordingly, must be marked to market at the end of each accounting period. Gains and losses on currency derivatives to date have not been material.

     As of June 30, 1994, the Company was a party to the following average rate currency collars, structured as offsetting puts and calls with different strike prices (all options settle at expiration of the option period):

                                     Notional
                Currency              Amount                Duration
                --------              ------                --------
                Sterling            21,000,000             Feb-Dec '94

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
             ----------------------------------------------------

     The notional amounts of the contracts are used to measure cash payments at settlement and do not represent the amount of exposure to credit loss. In addition, the counterparties are major financial institutions which are expected to fully perform under the terms of the contracts.

     Earnings per common share are calculated using the weighted average number of shares outstanding for each period, including the effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of unexercised stock options.

     Effective January 1, 1994, WTI adopted Statement of Financial Accounting Standards No. 112, Employer's Accounting for Postemployment Benefits ("FAS 112"). The adoption of FAS 112 did not have a significant effect on earnings for the three and six months ended June 30, 1994 and is not expected to materially impact the Company's 1994 results of operations, since WTI's accounting prior to adoption of FAS 112 was substantially in compliance with the new standard.

NOTE 2 - ACQUISITIONS

      During the first six months of 1994, WTI acquired wastewater treatment operating contracts and five businesses engaged in providing water quality related environmental products and services and in manufacturing shot blast machinery in exchange for approximately 156 thousand shares of WTI common stock and $3 million of cash. During 1993 the Company acquired seven businesses engaged in providing water and air quality related environmental products and services as well as independent power in exchange for approximately 1.6 million shares of WTI common stock and $15 million of cash. The proforma effect of these 1993 and 1994 acquisitions on the Company's results of operations for 1993 and the six months ended June 30, 1994 is not material.

NOTE 3 - TAXES

     WTI and Koll Real Estate Group, Inc. ("KREG") are parties to a tax sharing agreement which covers periods ending prior to December 31, 1988, during which the Company, KREG, The Henley Group Inc. ("Henley") and their respective affiliates were included in the same consolidated group for federal income tax purposes. Pursuant to a recapitalization of Henley in 1992, Abex Inc. ("Abex") has assumed certain of Henley's obligations to KREG under a similar tax sharing agreement.

     In March 1994, WTI and the Internal Revenue Service filed a Stipulation of Settlement with the U.S. Tax Court resolving the disputed treatment of an issue related to the 1988 sale of a former subsidiary. On April 15, 1994, the Company paid its approximately $30 million share of the stipulated settlement liability pursuant to the tax sharing agreement, and Abex paid its share of the liability pursuant to its indemnity obligations to KREG. WTI's obligation had been

             ------------------------------------------------------

previously recorded in the Company's consolidated balance sheets. Prior to April 15, 1994, KREG advised the Company and Abex that it would not pay its approximately $21 million share of the settlement liability. As a result, the Company and Abex have filed a lawsuit against KREG seeking to require KREG to honor its obligations under the tax sharing agreement. Although the Company may be obligated to initially pay the portion of the settlement liability applicable to KREG pending resolution of the lawsuit relating to the tax sharing agreement, it does not believe the ultimate resolution of this matter will have a material adverse effect on its financial condition or results of operations.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     On February 16, 1994, a Connecticut Superior Court judge issued a decision on appeals of the Connecticut Department of Environmental Protection's ("DEP") issuance of a permit to construct the Lisbon, Connecticut trash-to-energy facility currently being built by WTI. In the ruling, the judge agreed with the Company's position on all issues raised in the appeals but remanded the permit back to the DEP for further proceedings on an uncontested permit condition that requires the Lisbon facility to dispose of only Connecticut waste. The Company continues to pursue a favorable resolution of this permit remand through appropriate judicial and regulatory proceedings. Although WTI believes that the probability of an adverse determination as a result of the judge's remand order is remote, such a determination could result in the permanent termination of facility construction. Through a guarantee agreement with the Eastern Connecticut Resource Recovery Authority, the facility's owner, such a consequence may require the Company to redeem the debt issued to finance the facility. In the unlikely event this were to occur, the resulting payments could have a material adverse impact on the Company's financial condition and results of operations.

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition
         ----------------------------------

RESULTS OF OPERATIONS

     Revenue for the three and six month periods ended June 30, 1994 increased 15 percent versus revenue in the comparable 1993 periods. Approximately half of this revenue growth reflects the impact of water businesses acquired during the last twelve months. The balance of the revenue increase reflects the third quarter 1993 commencement of commercial operations at the Company's New York Organic Fertilizer Company ("NYOFCO") biosolids pelletizer facility, construction revenue from the Lisbon, Connecticut trash-to-energy facility being built by WTI, and the growth of existing businesses. The Company's energy, water and air businesses represented approximately 51 percent, 35 percent and 14 percent, respectively, of total revenue during the second quarter of 1994 compared with 52 percent, 28 percent and 20 percent in the second quarter of 1993. Similarly, the energy, water and air businesses contributed approximately 52 percent, 34 percent and 14 percent, respectively, of revenue for the six months ended June 30, 1994 compared with 53 percent, 29 percent and 18 percent, respectively, during the same period in 1993. Current year air business revenue declined from 1993 levels due to the completion in 1993 of certain contracts related to Phase I of the Clean Air Act Amendments of 1990 (the "CAAA").

     Operating expenses constituted 67.9 percent and 68.7 percent of revenue for the second quarter and first six months of the year, respectively, compared with
69.2 percent and 69.5 percent of revenue during the corresponding three and six month periods in 1993. These reductions reflect the improved operating performance of certain of the Company's energy facilities and the addition of the NYOFCO facility. In addition, second quarter 1994 margins were augmented
by revenue associated with weather-delayed landspreading activities.   Selling
and administrative expenses decreased as a percent of revenue to 9.2 percent for both the second quarter and first half of 1994, versus 9.7 percent and 9.6 percent of revenue for the comparable year earlier periods. This decline is primarily attributable to the integration of acquired companies into existing businesses, to on-going Company-wide administrative cost containment activities and to revenue growth in excess of associated selling and administrative cost increases.

     Second quarter and six-month interest expense declined compared to 1993 principally as a result of lower outstanding debt principal, the March 1994 refinancing of $113 million of project debt associated with the Company's Westchester County, New York trash-to-energy facility, and increased capitalization of interest costs related to projects under construction. As these projects begin commercial operations, this interest capitalization will cease and interest expense will increase accordingly. The decline in interest earnings for both the three and six month periods results from lower cash balances when compared to the prior year period. WTI's equity in the earnings of Rust International Inc. ("Rust") decreased compared to prior year results due to an earnings decline at Rust reflecting a shift in business mix into lower margin work and postponement of certain project awards and start-ups. Equity income from the investment in Waste Management International plc increased slightly in both the quarter and six months of 1994 compared to 1993.

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------

     Excluding the impact of a nontaxable $7.7 million nonoperating gain from stock transactions of an affiliate in 1993, second quarter net income climbed 15 percent to $48.6 million or $0.26 per share, compared with $42.1 million or $0.22 per share, in the year earlier period. On a similar basis, net income for the first six months of 1994 increased 18 percent to $88.8 million, or $0.47 per share, compared with $75.5 million, or $0.40 per share, in the first half of 1993. The increase in operations-related earnings for the second quarter and first half of 1994 reflects the strong performance of the Company's energy facilities, operations at NYOFCO and businesses acquired in the past year.

       In May of this year, the U.S. Supreme Court ruled that residual ash from the combustion of municipal solid waste is not exempt from federal hazardous waste regulations. The U.S. Environmental Protection Agency ("EPA") and most states had previously taken the position that residual ash was exempt from such regulation pursuant to the Clarification of Household Waste Exclusion contained in the Resource Conservation and Recovery Act. On May 27, 1994, the EPA announced its determination as a result of the Supreme Court's decision that ash from combustion of municipal solid waste is subject to regulation as a hazardous waste, thereby requiring it to be tested and disposed of appropriately if hazardous. The EPA also announced that it will develop land disposal restrictions in the event ash must be disposed of as a hazardous waste. WTI's energy facilities in New Hampshire and New Jersey are currently subject to such testing requirements and, after treating the ash with the Company's patented WES-Phix(R) process, are able to dispose of their residual ash as non-hazardous waste. The Company has recently completed the installation of WES-Phix(R) technology at all of its other facilities and does not expect the incremental expenditures required to treat, test and dispose of residual ash at these facilities to have a material adverse impact on WTI's financial condition or results of operations.

     Also in May of this year, the U.S. Supreme Court ruled that state and local governments may not restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, legislation has been proposed to effectively grandfather existing flow control mandates. Regardless of whether such legislation is passed, the Company does not believe the Supreme Court's decision will have a material adverse impact on WTI's financial condition or results of operations.

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

     From time to time, the Company uses foreign currency derivatives to mitigate the impact of currency fluctuations on its equity income from WM International. Although the Company's purpose for using such derivatives is to hedge currency risk, they do not qualify for hedge accounting under generally accepted accounting principles and accordingly, must be marked to market at the end of each accounting period. Gains and losses on currency derivatives to date have not been material. See Notes to Consolidated Financial Statements for further discussion of the use of and accounting for such instruments.

LIQUIDITY AND CAPITAL RESOURCES

     The principal uses of capital during the first six months of 1994 were investments in new projects under construction, retirement of project debt and a $30 million payment of a previously recorded liability relating to a federal income tax settlement for the period ended December 31, 1988. WTI currently has several projects in various stages of development and construction, as discussed in more detail below. The Company also intends to continue its diversification through selected acquisitions of air and water quality control technologies and companies, both domestically and internationally.

     WTI believes it has access to sufficient capital resources to finance its development and construction projects along with future acquisitions. Operating cash flows or borrowings from WMX pursuant to the Master Intercorporate Agreement between the Company and WMX may be utilized to meet short-term funding requirements. The Company may borrow up to $100 million in excess of any amount loaned to WMX until September 1995 pursuant to this agreement. WTI had approximately $1 million of such net short-term borrowing with WMX outstanding at June 30, 1994. Future needs for long-term external capital are anticipated to be met by permanently financing certain projects.

     During the first six months of 1994, construction continued on a 1,500 ton-per-day trash-to-energy facility and associated recycling center in Falls Township, Pennsylvania and on WTI's wood waste and scrap tire power generating facility in Polk County, Florida. Both of these facilities are in final stages of start-up and testing activities and are expected to begin commercial operations early in the third quarter of 1994. Additionally, mechanical completion has been reached on a biosolids pelletizer facility in Baltimore, Maryland, with commercial operations expected to begin in the fourth quarter of 1994. The Company also expanded its capabilities within its water quality control line of business by acquiring several small businesses

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------

during the quarter. To date, funding for these projects and acquisitions has been provided from WTI's available cash and interim short-term borrowings from WMX.

     WTI has continued to refinance at lower interest rates, or repay prior to maturity, certain of its existing project debt. In March 1994, the Company completed a refinancing of the remaining $113 million of project debt associated with the Westchester County facility. The refinancing decreased the interest rate on this debt from approximately 10.25 percent to 5.6 percent. In conjunction with this transaction, the Company agreed to share one-half of the interest rate savings with Westchester County in exchange for certain agreements relating to the County's involvement in the retrofit of the facility to meet the requirements of the CAAA and a five-year extension of the solid waste disposal agreement with the County. Additionally, the County has agreed, subject to certain regulatory requirements and other conditions, to finance 80 percent of the cost of the retrofit and, in turn, the Company has agreed to provide the funds necessary to pay the remaining costs for the retrofit. WTI began realizing the benefits of the refinancing in March 1994, while the costs associated with the facility retrofit are not expected to be incurred until the latter part of this decade. Taken together, these activities are not expected to have a material impact on the Company's liquidity or results of operations.

     Before the turn of the century, the air pollution control systems at certain other trash-to-energy facilities owned or leased by WTI will be required to be modified to comply with more stringent air pollution control standards such as those in the CAAA. Although the expenditures related to such modifications will likely be significant, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements allow the Company to recover from customers the great majority of incremental capital and operating costs.

     During the first six months of 1994, WTI acquired wastewater treatment operating contracts and five businesses engaged in providing water quality related environmental products and services and in manufacturing shot blast machinery in exchange for approximately 156 thousand shares of WTI common stock and $3 million of cash. During 1993 the Company acquired seven businesses engaged in providing water and air quality related environmental products and services as well as independent power in exchange for approximately 1.6 million shares of WTI common stock and $15 million of cash. The proforma effect of these 1993 and 1994 acquisitions on the Company's results of operations for 1993 and the six months ended June 30, 1994 is not material.

     In February 1994, a Connecticut Superior Court judge issued a decision on appeals of the DEP's issuance of a permit to construct the Lisbon, Connecticut trash-to-energy facility currently being built by WTI. In the ruling, the judge agreed with the Company's position on all issues raised in the appeals but remanded the permit back to the DEP for further proceedings on an uncontested permit condition that requires the Lisbon facility to dispose of only Connecticut waste. The Company continues to pursue a favorable resolution of this permit remand

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------

through appropriate judicial and regulatory proceedings and has continued to construct the facility, which was approximately 16 percent completed as of June 30, 1994. Although WTI believes that the probability of an adverse determination as a result of the judge's remand order is remote, such a determination could result in the permanent termination of facility construction. Through a guarantee agreement with the Eastern Connecticut Resource Recovery Authority, the facility's owner, such a consequence may require the Company to redeem the debt issued to finance the facility. In the unlikely event this were to occur, the resulting payments could have a material adverse impact on the Company's financial condition and results of operations.

     WTI and KREG are parties to a tax sharing agreement which covers periods ending prior to December 31, 1988, during which the Company, KREG, Henley and their respective affiliates were included in the same consolidated group for federal income tax purposes. Pursuant to a recapitalization of Henley in 1992, Abex has assumed certain of Henley's obligations to KREG under a similar tax sharing agreement. In March 1994, WTI and the Internal Revenue Service filed a Stipulation of Settlement with the U.S. Tax Court resolving the disputed treatment of an issue related to the 1988 sale of a former subsidiary. On April 15, 1994, the Company paid its approximately $30 million share of the stipulated settlement liability pursuant to the tax sharing agreement and Abex paid its share of the liability pursuant to its indemnity obligations to KREG. WTI's obligation had been previously recorded in the Company's consolidated balance sheets. Prior to April 15, KREG advised the Company and Abex that it would not pay its approximately $21 million share of the settlement liability. Accordingly, the Company and Abex have filed a lawsuit against KREG seeking to require KREG to honor its obligations under the tax sharing agreement. Although the Company may be obligated to initially pay the portion of the settlement liability applicable to KREG pending resolution of the lawsuit relating to the tax sharing agreement, it does not believe the ultimate resolution of this matter will have a material adverse effect on its financial condition or results of operations.

     On March 15, 1994, WTI announced that the Board of Directors had authorized the repurchase of up to 3.8 million shares of common stock from time to time over the following two years in the open market or in privately negotiated transactions. No shares were repurchased during the first six months of 1994.

     In April 1994, WTI filed with the Securities and Exchange Commission an updated "shelf" registration statement covering 11.1 million shares of the Company's common stock for issuance in connection with future acquisitions. On May 9, 1994, the Board of Directors declared an annual cash dividend of $0.10 per common share which was paid on July 7, 1994 to stockholders of record on June 22, 1994. The 1994 dividend represents a 25 percent increase over total dividends declared in 1993.

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------

FINANCIAL CONDITION
- -------------------

     The Company's financial condition at June 30, 1994 compared to December 31, 1993 generally reflects the results of normal operating activities as well as the use of funds for investments in new projects under construction, retirement of project debt and payment of a previously recorded federal income tax liability. As a result of construction activities, offset in part by depreciation, during the first six months of 1994, net property, plant and equipment increased by approximately $38 million as three significant projects approached their later stages of completion. Debt retirement and successful refinancing activities reduced total long-term debt approximately $13 million from December 31, 1993 levels and reduced interest rates on $113 million of long-term debt maturing through July 2009.

     Net working capital as of June 30, 1994 remained essentially unchanged from year-end 1993 levels, with approximately $99 million of additional borrowings available to meet short-term funding requirements under the terms of the Company's Master Intercorporate Agreement with WMX. In addition, other long-term liabilities were reduced by the payment of the Company's remaining $30 million obligation under the tax sharing agreement with Abex and KREG as a result of the stipulated settlement agreement outlined above.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1 - Legal Proceedings
         -----------------

Regulatory - The business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action in which governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. At June 30, 1994, the Company was involved in two such proceedings where the Company believes sanctions involved may exceed $100,000.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     At the Company's annual meeting of stockholders on May 5, 1994, one proposal was submitted to the Company's stockholders. The proposal was to elect Dean L. Buntrock, James E. Koenig and Lt. General Thomas P. Stafford as directors of the Company for terms expiring at the annual meeting of the Company's stockholders in 1997. The nominees were elected by the stockholders, with votes cast as follows:


                 Nominee            Votes For    Votes Withheld
                 -------           -----------   --------------
             Dean L. Buntrock      172,224,743       875,830
             James E. Koenig       172,225,757       824,816
             Thomas P. Stafford    172,216,234       834,339


ITEM 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits:

     The exhibits to this report are listed on the Exhibit Index elsewhere herein.

(b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 1994.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WHEELABRATOR TECHNOLOGIES INC.

August 12, 1994               /s/ John D. Sanford
                              -------------------------------
                              John D. Sanford
                              Vice President and
                              Chief Financial Officer

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX



                      Number and Description of Exhibit/*/
                      ---------------------------------


                           2      None

                           4      None

                          10      None

                          11      None

                          15      None

                          18      None

                          19      None

                          22      None

                          23      None

                          24      None

                          99      None



- -------------
*  Exhibits not listed are inapplicable