Form 10-Q
period 1994-09-30
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1994-11-14
CIK 790159

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

               For The Quarterly Period Ended September 30, 1994
                                              ------------------

                         Commission file number 0-14246
                                                -------

                        Wheelabrator Technologies Inc.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            22-2678047
- ----------------------------------                           -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  Liberty Lane, Hampton, New Hampshire                              03842
- ----------------------------------------                          ----------
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


Number of shares of common stock outstanding at October 31, 1994-188,725,007

                         WHEELABRATOR TECHNOLOGIES INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1994
                    ----------------------------------------



                                     INDEX
                                     -----



Part I - Financial Information:                                  Page No.
- -------------------------------                                  --------

Item 1 - Financial Statements

  Consolidated Statements of Income for the Three and Nine
         Months Ended September 30, 1993 and 1994.................   1

  Consolidated Balance Sheets as of December 31, 1993 and
         September 30, 1994.......................................   2

  Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1993 and 1994........................   3

  Consolidated Statements of Changes in Stockholders' Equity for
         the Nine Months Ended September 30, 1993 and 1994........   4

  Notes to Consolidated Financial Statements......................   5

Item 2 - Management's Discussion and Analysis of Results
            of Operations and Financial Condition.................   8



Part II - Other Information:
- ----------------------------

Item 1 - Legal Proceedings........................................  14
Item 6 - Exhibits and Reports on Form 8-K.........................  15
SIGNATURE.........................................................  16
Exhibit Index.....................................................  17

                         PART I.  FINANCIAL INFORMATION

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1993 AND 1994
                   (000's omitted, except per share amounts)
                                  (unaudited)

                                                 Three Months           Nine Months
                                              Ended September 30,   Ended September 30,
                                              -------------------   -------------------
                                                1993       1994       1993       1994
                                              --------   --------   --------   --------
Revenue.....................................  $283,882   $334,707   $809,385   $937,700

Operating expenses..........................   194,619    228,624    559,968    642,716
Selling and administrative expenses.........    26,540     30,055     77,176     85,322
Interest expense............................    15,849     12,801     48,413     36,883
Interest income.............................    (4,080)    (4,229)   (13,880)   (11,159)
Equity in earnings of affiliates............   (12,279)    (9,718)   (33,217)   (28,185)
Gain from stock transactions of affiliate...         -          -     (7,680)         -
Other (income) or expense, net..............    (2,038)       209     (5,736)    (2,006)
                                              --------   --------   --------   --------
  Income before income taxes................    65,271     76,965    184,341    214,129
Income tax provision........................    29,537     27,576     65,399     75,990
                                              --------   --------   --------   --------
  Net income................................  $ 35,734   $ 49,389   $118,942   $138,139
                                              ========   ========   ========   ========

Weighted average common shares outstanding..   188,900    190,400    188,600    190,400
                                              ========   ========   ========   ========

Earnings per common share...................  $   0.19   $   0.26   $   0.63   $   0.73
                                              ========   ========   ========   ========
Dividends declared per common share.........  $      -   $      -   $   0.08   $   0.10
                                              ========   ========   ========   ========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (000's omitted, except share amounts)
                                  (unaudited)

                                                                                      December 31,     September 30,
                                                                                          1993             1994
                                                                                      ------------     -------------
                                                       ASSETS
                                                       ------
Current assets:
   Cash and cash equivalents.....................................................      $   36,719       $   33,651
   Receivables, net..............................................................         188,241          239,776
   Costs and earnings in excess of billings......................................          25,712           32,897
   Other current assets..........................................................          84,684           92,894
                                                                                       ----------       ----------
         Total current assets....................................................         335,356          399,218

Property, plant and equipment, net...............................................       1,653,920        1,686,057
Cost in excess of net assets of acquired businesses..............................         205,886          222,808
Investments in affiliates........................................................         561,045          615,482
Other assets.....................................................................         334,071          320,067
                                                                                       ----------       ----------
            Total assets.........................................................      $3,090,278       $3,243,632
                                                                                       ==========       ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
Current liabilities:
   Current maturities of long-term project debt..................................      $   33,754       $   38,831
   Accounts payable..............................................................          70,762           91,028
   Accrued liabilities...........................................................         197,123          190,364
   Advance payments on contracts.................................................          28,147           51,990
                                                                                       ----------       ----------
         Total current liabilities...............................................         329,786          372,213
                                                                                       ----------       ----------

Long-term project debt...........................................................         776,858          753,990
                                                                                       ----------       ----------
Deferred income taxes............................................................         292,364          328,728
                                                                                       ----------       ----------
Other long-term liabilities......................................................         404,432          354,121
                                                                                       ----------       ----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $1.00 per share, 50,000,000 authorized, none
      issued or outstanding......................................................               -                -
   Common stock, par value $0.01 per share, 500,000,000 authorized, 188,820,322
      shares outstanding in 1993, 189,457,407 shares outstanding in 1994.........           1,888            1,895
   Capital in excess of par value................................................         874,580          884,065
   Cumulative translation adjustments............................................         (33,670)         (13,940)
   Treasury stock, 43,127 shares in 1993 and 87,500 shares in 1994, at cost......            (717)          (1,382)
   Retained earnings.............................................................         444,757          563,942
                                                                                       ----------       ----------
         Total stockholders' equity..............................................       1,286,838        1,434,580
                                                                                       ----------       ----------
            Total liabilities and stockholders' equity...........................      $3,090,278       $3,243,632
                                                                                       ==========       ==========

     The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993 AND 1994
                                (000's omitted)
                                  (unaudited)

                                                                                                   1993           1994
                                                                                                ----------     ----------
OPERATING ACTIVITIES:
Net income.................................................................................     $ 118,942      $ 138,139
Adjustments to reconcile net income to cash flows from operating activities:
   Depreciation and amortization...........................................................        50,834         69,028
   Deferred taxes..........................................................................        42,423         36,058
   Undistributed earnings of affiliates....................................................       (33,217)       (28,185)
   Gains from stock transactions of affiliate..............................................        (7,680)             -
Changes in assets and liabilities, net of effects of acquired and contributed businesses:
   Receivables, net........................................................................       (33,789)       (47,322)
   Costs and earnings in excess of billings................................................        (7,358)        (5,866)
   Other current assets....................................................................       (12,558)        (1,515)
   Accounts payable and accrued liabilities................................................       (65,230)        (5,118)
   Advance payments on contracts...........................................................         3,228         16,602
   Other long-term liabilities.............................................................        (2,996)       (42,280)
   Other, net..............................................................................        (5,629)        (5,553)
                                                                                                ---------      ---------
   Net cash provided by operating activities...............................................        46,970        123,988
                                                                                                ---------      ---------

INVESTING ACTIVITIES:
Capital expenditures.......................................................................      (228,938)       (90,743)
Investments held by trustees...............................................................         9,903          6,132
Cash paid for acquisitions, net of acquired cash...........................................        (2,553)       (16,114)
Other......................................................................................         4,278          6,864
                                                                                                ---------      ---------
   Net cash used for investing activities..................................................      (217,310)       (93,861)
                                                                                                ---------      ---------

FINANCING ACTIVITIES:
Additions to long-term project debt........................................................             -        112,985
Repayments of long-term project debt.......................................................       (66,706)      (131,037)
Proceeds from exercise of stock options....................................................         6,149          7,808
Dividends paid.............................................................................       (16,826)       (18,954)
Other......................................................................................           395         (3,997)
                                                                                                ---------      ---------
   Net cash used for financing activities..................................................       (76,988)       (33,195)
                                                                                                ---------      ---------

Decrease in cash and cash equivalents......................................................      (247,328)        (3,068)
Cash and cash equivalents at beginning of period...........................................       291,271         36,719
                                                                                                ---------      ---------
Cash and cash equivalents at end of period.................................................     $  43,943      $  33,651
                                                                                                =========      =========

Supplemental disclosure:
   Interest paid, net of amounts capitalized...............................................     $  46,900      $  34,715
                                                                                                =========      =========
   Income taxes paid.......................................................................     $  14,000      $  63,361
                                                                                                =========      =========

Significant noncash investing activities:
   Net assets contributed to Rust International Inc........................................     $ 244,278      $       -
                                                                                                =========      =========
   Businesses acquired for common stock....................................................     $  30,972      $   2,900
                                                                                                =========      =========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993 AND 1994
                                (000's omitted)
                                  (unaudited)

                                        Capital in   Cumulative
                                Common  Excess of   Translation   Treasury   Retained
                                Stock   Par Value    Adjustment     Stock    Earnings      Total
                                ------  ----------  ------------  ---------  ---------  -----------

Balance, December 31, 1992      $1,865    $758,646     $(17,785)   $     -   $296,617   $1,039,343

Net income                           -           -            -          -    118,942      118,942
Dividends declared                   -           -            -          -    (14,962)     (14,962)
Foreign currency translation         -           -      (10,400)         -          -      (10,400)
Exercise of stock options            5       4,504            -          -          -        4,509
Tax benefit from stock
  options                            -       1,640            -          -          -        1,640
Common stock issued
  for acquisitions                  16      30,707            -        249          -       30,972
Investment in Rust
  International Inc.                 -      77,662            -          -          -       77,662
                                ------    --------     --------    -------   --------   ----------

Balance, September 30, 1993     $1,886    $873,159     $(28,185)   $   249   $400,597   $1,247,706
                                ======    ========     ========    =======   ========   ==========



Balance, December 31, 1993      $1,888    $874,580     $(33,670)   $  (717)  $444,757   $1,286,838

Net income                           -           -            -          -    138,139      138,139
Dividends declared                   -           -            -          -    (18,954)     (18,954)
Foreign currency translation         -           -       19,730          -          -       19,730
Exercise of stock options            5       4,460            -      1,216          -        5,681
Tax benefit from stock
  options                            -       2,127            -          -          -        2,127
Common stock issued
  for acquisitions                   2       2,898            -          -          -        2,900
Stock repurchased                    -           -            -     (1,382)         -       (1,382)
Treasury stock received as
  settlement for claims              -           -            -       (499)         -         (499)
                                ------    --------     --------    -------   --------   ----------

Balance, September 30, 1994     $1,895    $884,065     $(13,940)   $(1,382)  $563,942   $1,434,580
                                ======    ========     ========    =======   ========   ==========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The accompanying financial statements have been prepared by Wheelabrator Technologies Inc. ("WTI" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

     WTI is a majority-owned subsidiary of WMX Technologies, Inc. ("WMX"). WTI and WMX are parties to an agreement which provides, among other things, for WTI to lend excess cash to WMX at interest rates at least as favorable as those WTI could otherwise obtain. Under the terms of this agreement, in the event WTI requires short-term cash for the conduct of its business and operations, WMX will make available to WTI such amounts as WTI requires, up to a total of $100 million in excess of amounts loaned by WTI to WMX. As of September 30, 1994, there were no borrowings outstanding under the terms of this agreement.

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

     As of September 30, 1994, the Company was a party to the following average rate currency collars, structured as offsetting puts and calls with different strike prices (all options settle at expiration of the option period):

                           Notional
               Currency     Amount       Duration
               --------    --------      --------

               Sterling   21,000,000    Feb-Dec '94

             -----------------------------------------------------

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

     Effective January 1, 1994, WTI adopted Statement of Financial Accounting Standards No. 112, Employer's Accounting for Postemployment Benefits ("FAS 112"). The adoption of FAS 112 did not have a significant effect on earnings for the three and nine months ended September 30, 1994, since WTI's accounting prior to adoption of FAS 112 was substantially in compliance with the new standard.

NOTE 2 - ACQUISITIONS

     During the first nine months of 1994, WTI acquired wastewater treatment operating contracts and eight businesses engaged in providing air and water quality related environmental products and services and in manufacturing shot blast machinery in exchange for approximately 156 thousand shares of WTI common stock and $16 million of cash. During 1993 the Company acquired seven businesses engaged in providing water and air quality related environmental products and services as well as independent power in exchange for approximately
1.6 million shares of WTI common stock and $15 million of cash. The proforma effect of these 1993 and 1994 acquisitions on the Company's results of operations for 1993 and the nine months ended September 30, 1994, is not material.

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

     In March 1994, WTI and the Internal Revenue Service ("IRS") filed a Stipulation of Settlement with the U.S. Tax Court resolving the disputed treatment of an issue related to the 1988 sale of a former subsidiary. On April 15, 1994, the Company paid its approximately $30 million share of the stipulated settlement liability pursuant to the tax sharing agreement, and Abex paid its share of the liability pursuant to its indemnity

             -----------------------------------------------------

obligations to KREG. WTI's obligation had been previously recorded in the Company's consolidated balance sheets. On October 4, 1994, the U.S. Tax Court issued its decision accepting the Stipulation of Settlement agreed to by WTI and the IRS. Prior to April 15, KREG advised the Company and Abex that it would not pay its approximately $21 million share of the settlement liability. Accordingly, the Company and Abex have filed a lawsuit against KREG seeking to require KREG to honor its obligations under the tax sharing agreement. A trial was held in September 1994, and the parties are awaiting the decision of the Delaware Chancery Court. Although the Company may be obligated to initially pay the portion of the settlement liability applicable to KREG pending resolution of the lawsuit relating to the tax sharing agreement, it does not believe the ultimate resolution of this matter will have a material adverse effect on its financial condition or results of operations.

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

     The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment, and the potential exists for the discharge of regulated materials into the environment. In addition, there are routine lawsuits and claims, including certain environmental matters, pending against WTI and its subsidiaries that arise in the normal course of business. In the opinion of the Company's management, the ultimate liability, if any, with respect to these incidental lawsuits and claims will not have a material adverse effect on the business and properties of the Company, taken as a whole, or its financial position or results of operations.

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Conditions

RESULTS OF OPERATIONS

     Revenue for the three and nine month periods ended September 30, 1994, increased 17.9 percent and 15.9 percent, respectively, versus revenue in the comparable 1993 periods. Approximately 40 percent of this revenue growth reflects the impact of water businesses acquired during the last twelve months. The balance of the revenue increase is attributable to the Company's New York Organic Fertilizer Company ("NYOFCO") biosolids pelletizer facility, construction revenue from the Lisbon, Connecticut trash-to-energy facility being built by WTI, and the third quarter 1994 commencement of commercial operations at the Company's Falls Township trash-to-energy facility near Philadelphia, Pennsylvania and the wood waste, scrap tire and landfill gas-fired Ridge Generating Station in Polk County, Florida. The Company's energy, water and air businesses represented approximately 54 percent, 34 percent and 12 percent, respectively, of total revenue during the three month period ended September 30, 1994, compared with 52 percent, 31 percent and 17 percent in the third quarter of 1993. Similarly, the energy, water and air businesses contributed approximately 53 percent, 34 percent and 13 percent, respectively, of total year-to-date revenue compared with 53 percent, 29 percent and 18 percent, respectively, of total revenue for the same period in 1993. Current year air business revenue declined from 1993 levels due to the completion in 1993 of certain contracts related to Phase I of the Clean Air Act Amendments of 1990 (the "CAAA") and delays in discretionary spending by industrial customers.

     Operating expenses constituted 68.3 percent and 68.5 percent of revenue for the three and nine months ended September 30, 1994, respectively, compared with
68.6 percent and 69.2 percent of revenue during the comparable periods in 1993. These reductions reflect the improved operating performance of certain of the Company's energy facilities and the addition of the NYOFCO facility. Selling and administrative expenses decreased as a percent of revenue to 9.0 percent and
9.1 percent, respectively, for the quarter and nine month periods versus 9.3 percent and 9.5 percent of revenue for the comparable year earlier periods.
This decline is primarily attributable to the integration of acquired companies into existing businesses, to on-going Company-wide administrative cost containment activities and to revenue growth in excess of associated selling and administrative cost increases.

     Interest expense for the third quarter and first nine months declined compared to 1993 principally as a result of lower outstanding debt principal, the March 1994 refinancing of $113 million of project debt associated with the Company's Westchester County, New York trash-to-energy facility, and increased capitalization of interest costs related to projects under construction. As these projects begin commercial operations, interest capitalization ceases and interest expense increases accordingly. Interest income for the first nine months of 1994 is lower than the first nine months of 1993 due largely to lower cash balances throughout the year when compared to the prior year period. Equity income from the investment in WM International increased in both the quarter and nine months ended

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Conditions (continued)

September 30, 1994, when compared to the same periods in 1993. WTI's equity in the earnings of Rust International Inc. ("Rust") decreased compared to prior year results due to an earnings decline at Rust resulting from a shift in business mix into lower margin work and customer postponement of certain project awards and start-ups.

     Excluding a $7.7 million increase in the Company's 1993 income tax provision due to the Omnibus Budget Reconciliation Act of 1993 ("OBRA"), third quarter net income climbed 13.7 percent to $49.4 million or $0.26 per share, compared with $43.4 million or $0.23 per share, in the year earlier period. Net income for the first nine months of 1994 totaled $138.1 million, or $0.73 per share, compared to $118.9 million, or $0.63 per share, in the first nine months of 1993. Excluding a second quarter 1993 non-operating gain from a stock transaction of Rust and the deferred tax impact of OBRA, net income rose 17.3 percent in the first nine months of 1994 compared with the first nine months of 1993. The increase in operations-related earnings for the third quarter and first nine months reflect the strong performance of the Company's existing energy facilities and NYOFCO, the commencement of commercial operations at the two new energy facilities and businesses acquired in the past year.

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

     Also in May of this year, the U.S. Supreme Court ruled that state and local governments may not restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, legislation has been proposed to effectively grandfather existing flow control mandates. Regardless of whether such legislation is passed, the Company does not believe the Supreme Court's

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Conditions (continued)

decision will have a material adverse impact on WTI's financial condition or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     The principal uses of capital during the first nine months of 1994 were investments in new projects under construction, retirement of project debt and a $30 million payment of a previously recorded liability relating to a federal income tax settlement for the period ended December 31, 1988. WTI currently has several projects in various stages of development and construction. The Company also intends to continue its diversification through selected acquisitions of air and water quality control technologies and companies, both domestically and internationally.

     WTI believes it has access to sufficient capital resources to finance its development and construction projects along with future acquisitions. Operating cash flows or borrowings from WMX pursuant to the Master Intercorporate Agreement between the Company and WMX may be utilized to meet short-term funding requirements. The Company may borrow up to $100 million in excess of any amount loaned to WMX until September 1995 pursuant to this agreement. As of September 30, 1994, there were no borrowings outstanding under the terms of this agreement. Future needs for long-term external capital are anticipated to be met by permanently financing certain projects.

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Conditions (continued)

     During the first nine months of 1994, construction continued on the Company's 1,500 ton-per-day trash-to-energy facility and associated recycling center in Falls Township, Pennsylvania and on WTI's wood waste, scrap tire and landfill gas-fired generating facility in Polk County, Florida. Both of these facilities commenced commercial operations in August.

     Additionally, mechanical completion has been reached on a biosolids pelletizer facility in Baltimore, Maryland, with commercial operations expected to begin during the fourth quarter of 1994. Several other energy and water projects are presently in the permitting and regulatory approval stage of development. The Company also expanded its capabilities within its air and water quality control lines of business by acquiring several businesses during the quarter. To date, funding for these projects and acquisitions has been provided by WTI's available cash.

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

      During the first nine months of 1994, WTI acquired wastewater treatment operating contracts and eight businesses engaged in providing air and water quality related

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Conditions (continued)

environmental products and services, and in manufacturing shot blast machinery in exchange for approximately 156 thousand shares of WTI common stock and $16 million of cash. During 1993 the Company acquired seven businesses engaged in providing water and air quality related environmental products and services as well as independent power in exchange for approximately 1.6 million shares of WTI common stock and $15 million of cash. The proforma effect of these 1993 and 1994 acquisitions on the Company's results of operations for 1993 and the nine months ended September 30, 1994, is not material.

     In February 1994, a Connecticut Superior Court judge issued a decision on appeals of the DEP's issuance of a permit to construct the Lisbon, Connecticut trash-to-energy facility currently being built by WTI. In the ruling, the judge agreed with the Company's position on all issues raised in the appeals but remanded the permit back to the DEP for further proceedings on an uncontested permit condition that requires the Lisbon facility to dispose of only Connecticut waste. The Company continues to pursue a favorable resolution of this permit remand through appropriate judicial and regulatory proceedings and has continued to construct the facility, which was approximately 35 percent completed as of September 30, 1994. Although WTI believes that the probability of an adverse determination as a result of the judge's remand order is remote, such a determination could result in the permanent termination of facility construction. Through a guarantee agreement with the Eastern Connecticut Resource Recovery Authority, the facility's owner, such a consequence may require the Company to redeem the debt issued to finance the facility. In the unlikely event this were to occur, the resulting payments could have a material adverse impact on the Company's financial condition and results of operations.

     WTI and KREG are parties to a tax sharing agreement which covers periods ending prior to December 31, 1988, during which the Company, KREG, Henley and their respective affiliates were included in the same consolidated group for federal income tax purposes. Pursuant to a recapitalization of Henley in 1992, Abex has assumed certain of Henley's obligations to KREG under a similar tax sharing agreement. In March 1994, WTI and the IRS filed a Stipulation of Settlement with the U.S. Tax Court resolving the disputed treatment of an issue related to the 1988 sale of a former subsidiary. On April 15, 1994, the Company paid its approximately $30 million share of the stipulated settlement liability pursuant to the tax sharing agreement and Abex paid its share of the liability pursuant to its indemnity obligations to KREG. WTI's obligation had been previously recorded in the Company's consolidated balance sheets. On October 4, 1994, the U.S. Tax Court issued its decision accepting the Stipulation of Settlement agreed to by WTI and the IRS. Prior to April 15, KREG advised the Company and Abex that it would not pay its approximately $21 million share of the settlement liability. Accordingly, the Company and Abex have filed a lawsuit against KREG seeking to require KREG to honor its obligations under the tax sharing agreement. A trial was held in September 1994, and the parties are awaiting the decision of the Delaware Chancery Court. Although the Company may be obligated to

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Conditions (continued)

initially pay the portion of the settlement liability applicable to KREG pending resolution of the lawsuit relating to the tax sharing agreement, it does not believe the ultimate resolution of this matter will have a material adverse effect on its financial condition or results of operations.

     On March 15, 1994, WTI announced that its Board of Directors had authorized the repurchase of up to 3.8 million shares of common stock from time to time over the following two years in the open market or in privately negotiated transactions. During the first nine months of 1994, 87,500 shares were repurchased.

     In April 1994, WTI filed an updated "shelf" registration statement with the SEC covering 11.1 million shares of the Company's common stock for issuance in connection with future acquisitions. On May 9, 1994, the Board of Directors declared an annual cash dividend of $0.10 per common share which was paid on July 7, 1994, to stockholders of record on June 22, 1994. The 1994 dividend represents a 25 percent increase over total dividends declared in 1993.

FINANCIAL CONDITION

     The Company's financial condition at September 30, 1994, compared to December 31, 1993, generally reflects the results of normal operating activities as well as the use of funds for investments in new projects under construction, retirement of project debt and payment of a previously recorded federal income tax liability. During the first nine months of 1994, net property, plant and equipment increased by approximately $32 million as a result of construction activities, offset in part by depreciation. Debt retirement and successful refinancing activities reduced total debt approximately $18 million from December 31, 1993, levels and reduced interest rates on $113 million of long-term debt maturing through July 2009.

     Net working capital as of September 30, 1994, increased approximately $21 million from year-end 1993 levels due largely to the start of commercial operations at the Company's Falls Township and Ridge Generating Station energy facilities. An additional $100 million of borrowings are available to meet short-term funding requirements under the terms of the Company's Master Intercorporate Agreement with WMX. In addition, other long-term liabilities were reduced by the payment of the Company's remaining $30 million obligation under the tax sharing agreement with Abex and KREG.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1 - Legal Proceedings
         -----------------

Regulatory - The business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential exists for the discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action in which governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. At September 30, 1994, the Company was involved in two such proceedings where the Company believes sanctions involved may exceed $100,000.

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

(b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1994.

                                   SIGNATURE


                       Pursuant to the requirements of the Securities Exchange
             Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WHEELABRATOR TECHNOLOGIES INC.
     November 11, 1994


                              /s/ John D. Sanford
                              -----------------------------
                              John D. Sanford
                              Vice President and
                              Chief Financial Officer

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX



                      Number and Description of Exhibit/*/
                      ---------------------------------


                          2       None

                          4       None

                          10 Amendment adopted on August 29, 1994 to the 1991 Stock Option Plan for Non-Employee Directors of the registrant.

                          11      None

                          15      None

                          18      None

                          19      None

                          22      None

                          23      None

                          24      None

                          27      Financial Data Schedule

                          99      None



- --------------------------
*  Exhibits not listed are inapplicable