Form 10-K405
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1995-03-29
CIK 790159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                         -----------------------------
(MARK ONE)

  [ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
  [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER: 0-14246

                         WHEELABRATOR TECHNOLOGIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                   22-2678047
 (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

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

                                Yes  X   No
                                    ---     ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $1,288,835,000 AT FEBRUARY 1, 1995 (BASED ON THE CLOSING SALE PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON JANUARY 31, 1995, AS REPORTED BY THE WALL STREET JOURNAL (MIDWEST EDITION)). AT MARCH 1, 1995, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 185,593,330 SHARES OF ITS COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

          PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1994 ARE INCORPORATED BY REFERENCE INTO PARTS II AND IV. PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 4, 1995 ARE INCORPORATED BY REFERENCE INTO PART
III. PORTIONS OF THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994 OF RUST INTERNATIONAL INC. ARE INCORPORATED BY REFERENCE INTO PARTS II AND
IV. RUST INTERNATIONAL INC.'S FILE NUMBER UNDER THE SECURITIES EXCHANGE ACT OF 1934 IS 1-11896.
================================================================================

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     Wheelabrator Technologies Inc. provides a wide array of environmental products and services in North America and abroad through three principal business lines. The Company's energy group ("Wheelabrator Clean Energy") is a leading developer of facilities and systems for, and provider of services to, the trash-to-energy, energy and independent power markets. Through the subsidiaries comprising Wheelabrator Clean Energy, the Company develops, arranges financing for, operates and owns facilities that dispose of trash and other waste materials in an environmentally acceptable manner by recycling them into energy in the form of electricity and steam.

     The Company's water group ("Wheelabrator Clean Water") is comprised of several subsidiaries principally involved in the design, manufacture and operation of facilities and systems used to purify water, to treat municipal and industrial wastewater, to treat and manage biosolids resulting from the treatment of wastewater by converting them into useful fertilizers, and to recycle organic wastes into compost material useable for horticultural and agricultural purposes. Wheelabrator Clean Water also designs and manufactures various products and systems used in water and wastewater treatment facilities and industrial processes, precision profile wire screens for use in groundwater wells and other industrial and municipal applications, and certain other industrial equipment.

     The Company's air group ("Wheelabrator Clean Air") designs, fabricates and installs technologically-advanced air pollution control and measurement systems and equipment, including systems which remove pollutants from the emissions of the Company's trash-to-energy facilities as well as power plants and other industrial facilities. Wheelabrator Clean Air also provides technologies and systems designed to treat air streams which contain nitrogen oxide ("NOx") and volatile organic compounds ("VOCs"), the major contributors to the creation of smog.

     The majority of the businesses of the Company have been managed together as a group since the early 1980s. The Company's predecessor companies and subsidiaries have been active in project development for approximately 20 years, and in related activities since the turn of the century. Unless the context indicates to the contrary, as used in this report, the terms "Company" and "WTI" refer to Wheelabrator Technologies Inc. and its subsidiaries. Unless otherwise indicated, all statistical and financial information under Item 1 and Item 2 of this report is given as of December 31, 1994.

     The Company (then known as The Henley Group, Inc.) was incorporated in Delaware in December 1985. The name of the Company was changed in December 1988 to The Wheelabrator Group Inc. and again in August 1989 to Wheelabrator Technologies Inc.

     Approximately 56% of the Company's common stock, par value $0.01 per share (the "Common Stock"), outstanding as of March 1, 1995 was owned by WMX Technologies, Inc. ("WMX") or its affiliates. All Common Stock share and per share figures have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend distributed in January 1993.

ORGANIZATION OF RUST INTERNATIONAL INC.

     On December 31, 1992, WTI entered into an Organizational Agreement (the "Organizational Agreement") with Chemical Waste Management, Inc., which as of that date was an approximately 79%-owned subsidiary of WMX ("CWM"), and The Brand Companies, Inc., which as of that date was an approximately 56%-owned subsidiary of CWM ("Brand"), pursuant to which WTI and CWM agreed to organize Rust International Inc. ("Rust") and to acquire newly issued shares of Rust in exchange for contributing certain of their respective businesses and assets to Rust. Pursuant to the Organizational Agreement, on January 1, 1993 WTI contributed 100% of the stock of its engineering, design, construction and environmental consulting subsidiaries, 100% of the stock of its international engineering unit based in London, certain disposal credits for use at facilities owned or operated by subsidiaries of WMX (see "Patents, Trademarks, Licenses and Other Agreements"), and cash, prefunded acquisition costs and promissory notes having an aggregate value of approximately $68 million. CWM contributed its hazardous substances remediation services business and all of its shares of Brand, as well as its 12% interest in the ordinary shares of Waste Management International plc ("WM International") and approximately $141 million in indebtedness due to CWM from Brand. On May 7, 1993, Brand merged into a subsidiary of Rust. Pursuant to such merger, Brand stockholders (other than Rust) received one share of common stock of Rust or, at the option of each Brand stockholder, $18.75 in cash for each share of Brand common stock. As a result of such merger, Rust is owned approximately 40% by WTI, 56% by CWM, and 4% by public stockholders. The business of Rust is discussed under "Equity Investments - Rust International Inc."

     The organization of Rust had no effect on the Company's 1992 and prior historical financial statements. The Company accounts for its investment in Rust using the equity method, which resulted in a reduction of revenue, operating expenses and selling and administrative costs for 1993 and 1994 compared to prior years.

SERVICES AND PRODUCTS

     Prior to January 1, 1993, the Company's operations were categorized into two business segments - environmental operations and environmental and infrastructure engineering services. Environmental operations accounted for 63% of the Company's total consolidated revenue in 1992 and 100% in 1993 and 1994. Environmental and infrastructure engineering services accounted for 37% of the Company's total consolidated revenue in 1992. The operations which comprised the environmental and infrastructure engineering services were contributed to Rust on January 1, 1993. See "Equity Investments - Rust International Inc."
For information relating to revenues, operating profit and identifiable assets attributable to the Company's segments in 1992, see Note 9 to the Company's Consolidated Financial Statements incorporated by reference into this part. For 1994, the Company reports in a single segment with three lines of business:
Wheelabrator Clean Energy, Wheelabrator Clean Water and Wheelabrator Clean Air.

Wheelabrator Clean Energy

     The Company, through Wheelabrator Environmental Systems Inc. and its subsidiaries, is a leading developer, operator and owner of trash-to-energy and independent power facilities in the United States. These facilities, either owned, operated or under construction, give WTI approximately 854 megawatts of electric generating capacity, which ranks it among the nation's largest independent power producers. WTI's trash-to-energy projects utilize proven boiler and grate technology capable of processing up to 2,250 tons of trash per day per facility. The heat from this combustion process is converted into high-pressure steam, which typically is used to generate electricity for sale to public utility companies under long-term contracts.

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

     A description of Wheelabrator Clean Energy projects in operation or under construction which are owned, leased or operated under long-term operating agreements by the Company's subsidiaries or affiliates is contained in Item 2 -- Properties. In addition to the projects described in Item 2, the Company has domestic and international projects in various stages of development that, in most cases, are subject to contingencies, many of which are beyond WTI's control. Such contingencies include, without limitation, obtaining required permits or approvals, obtaining equity and/or debt financing and consummating required project agreements.

Wheelabrator Clean Water

     Through Wheelabrator Clean Water, the Company develops projects that purify water, treat wastewater, treat and manage biosolids, and compost organic wastes. The Company also provides technologies and services used to treat drinking water as well as industrial and municipal process and wastewater.

     The Company offers generators of biosolids, consisting of the non-hazardous sludges resulting from treatment of industrial and municipal wastewater, alternatives to landfilling or ocean dumping. Wheelabrator Clean Water provides a range of biosolids management services to approximately 350 communities, including land application, drying, pelletizing, stabilization and composting of non-hazardous biosolids. See "Regulations - Environmental Regulations." Wheelabrator Clean Water typically enters into multi-year contracts with biosolids generators under which the Company is paid by the generator to beneficially use the biosolids. Regulations governing sludge management were issued by the Environmental Protection Agency ("EPA") in December 1992 under the Clean Water Act. The regulations encourage the beneficial use of municipal sewage sludge by recognizing the resource value of biosolids as a fertilizer and soil conditioner, and establish requirements for land application designed to protect human health and the environment. These regulations are expected to expand opportunities available to the Company.

     Land application involves the application of non-hazardous biosolids as a natural fertilizer on farmland pursuant to rigorous site-specific permits issued by applicable state authorities. Biosolids are also used in land-reclamation projects such as strip mines. Land-applied sludges are often stabilized prior to application using proprietary technology. Wheelabrator Clean Water also develops and operates facilities at which biosolids are dried and pelletized. The Company has four facilities currently in operation, including a recently completed facility in Baltimore, Maryland, and one other facility in the advanced stages of development in Baltimore, Maryland. These facilities incorporate a variety of biosolids drying and emission control technologies, some proprietary and some licensed to the Company under exclusive licensing arrangements. See "Patents, Trademarks, Licenses and Other Agreements." The Company has approximately 565 dry-tons-per-day of biosolids drying capacity either in operation or under construction. Biosolids which have been dried are generally used as fertilizer by farmers, commercial landscapers and nurseries and as a bulking agent by fertilizer manufacturers.

     Development of dryer facilities generally involves various contractual arrangements with a variety of private and public entities, including municipalities (which generate the biosolids), lenders, contractors and subcontractors which build the facilities, and end-users of the fertilizer generated from the treatment process. See "Financing Capabilities and Funding Support Agreements." A description of dryer projects in operation or under construction which are owned or operated by Wheelabrator Clean Water under long-term operating agreements is contained in Item 2--Properties.

     Wheelabrator Clean Water is also a leading provider of a comprehensive range of water and wastewater treatment services to municipalities throughout the United States. The Company provides services pursuant to approximately 30 contracts, including water and wastewater treatment plant start-up assistance, plant operations and maintenance, planning and management, training of plant supervisors, operators and laboratory and maintenance personnel, refining process systems, management systems for process control, and plant diagnostic evaluations and energy audits. The Company also provides specialty repair and cleaning services for industrial water and wastewater management equipment. During 1993, Wheelabrator Clean Water geographically expanded its operations by obtaining contracts to operate two industrial wastewater treatment facilities in Canada. Plant maintenance and operation agreements generally range in length from three to 10 years and often provide the owner of the facility with renewal options. The majority of the contracts are fixed price or lump sum contracts. During 1994, the Company completed negotiations with three municipalities and a water district for the privatization of a publicly-owned water and wastewater treatment system pursuant to an Executive Order issued in 1992 by President Bush to facilitate the privatization of municipally-owned facilities. Municipal approvals for the transaction have been received, and the parties are awaiting regulatory approvals from federal authorities. In addition, during 1994 the Company continued negotiations with several industrial concerns towards the development, ownership and operation of wastewater treatment facilities adjacent to existing industrial facilities. In December 1994, the Company entered into a 10-year contract with one such industrial concern pursuant to which it will operate certain existing wastewater treatment, recycling and steam facilities. Because development of such facilities will generally involve a variety of contractual arrangements, as with development of the Company's other projects, there can be no assurance that such discussions will result in the development of any such facilities.

     Wheelabrator Clean Water also designs and supplies enclosed automated composting systems which recycle organic wastes into beneficial products which are used by commercial landscapers, nurseries and fertilizer manufacturers. These composting systems, which consist of a series of parallel concrete bays through which organic waste is advanced and agitated during the composting process, are sold to municipalities and landfill operators, among others. The Company has provided its proprietary and automated in-vessel composting technology to 25 facilities in operation and 10 more under construction. The Company is reviewing opportunities to own and operate such facilities.

     Through its Wheelabrator Engineered Systems Inc. subsidiary, Wheelabrator Clean Water engineers and manufactures a variety of environmental products and systems. The Company provides single-source, advanced-systems solutions for the treatment of municipal drinking water, industrial process water and wastewater, and for slurry pumping and high solids dewatering. It also provides systems designed to remove solids from liquid streams through the use of self-cleaning bar/filter screens, grinders, macerators, conveyors and compactor systems. The Company provides high technology water purification and wastewater treatment systems that utilize a variety of technologies including demineralizers, reverse osmosis and vacuum degasification. In addition, the Company designs and installs process technology systems utilizing evaporators, crystallizers, electrodialysis, dialysis, reverse osmosis, membranes and ultrafiltration for treating industrial process wastewater. The Company provides a number of these technologies to industrial customers abroad through its operations in Spain, The Netherlands and Singapore. Through its Johnson Screens unit, the Company produces profile wire screen products for groundwater production, hydrocarbon processing, food processing and coal/mineral processing.

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

     The Company also manufactures a line of nonpolluting materials cleaning systems for use by a variety of industrial customers, including foundries, steel processors, automobile producers and rubber and plastics producers, in cleaning and finishing metal and other materials. The Company manufactures portable, fully-enclosed units for cleaning difficult-to-clean surfaces such as ship decks and hulls. These systems capture the emissions particulate generated by such operations, preventing contamination of the environment. In addition, spare parts for materials cleaning systems are produced. The Company also manufactures high-alloy combustion grates used in the high-temperature furnaces of its trash-to-energy facilities.

Wheelabrator Clean Air

     Wheelabrator Clean Air designs, fabricates and installs advanced air pollution control and measurement technologies. The Company offers electrostatic precipitators, flue-gas desulfurization systems (scrubbers), fabric-filter systems (baghouses) and NOx control systems, which remove pollutants from the emissions of WTI's trash-to-energy facilities, as well as power plants and other industrial facilities. Wheelabrator Clean Air also designs, constructs and maintains tall concrete chimneys and storage silos. The Company's expertise in air pollution control technologies and chimney design and construction are used in the design and construction of the Company's trash-to-energy and biosolids facilities. The Company believes these capabilities strengthen its competitive position.

     Wheelabrator Clean Air's activities involve both custom and pre-engineered systems for emissions control. The custom engineering division licenses a patented process for the removal of hydrogen sulfide from gaseous and liquid streams. The process controls hazardous gases and sulfur dioxide emissions, thereby reducing acid rain and odor problems. Wheelabrator Clean Air also provides a full range of technologies and services for destroying or recycling VOCs from air and liquid sources and NOx from air sources. Both VOCs and NOx are detrimental to air quality and the environment generally. The Company's VOC and NOx control systems are utilized by customers in a variety of industries, including oil refineries, chemical plants and automobile production facilities. Complementing the emission control divisions is a measurement division which designs and installs continuous emissions monitoring systems ("CEMs") for the utility, trash-to-energy, industrial furnace and petrochemical industries, all of which are affected by regulations requiring the continuous monitoring of stack emissions.

     WTI anticipates that the enforcement of the Clean Air Act Amendments of 1990, together with existing and proposed regulations issued thereunder, will generate additional business opportunities to apply its expertise in VOC and NOx control systems and scrubbers, as well as additional applications for CEMs. Pursuant to the Clean Air Act Amendments, the EPA has issued a list of hazardous chemicals, over half of which are VOCs, and emissions sources that will require the implementation of maximum available control technology ("MACT") to limit emissions. The existing MACT rules, as well as those in development, require compliance from both new and existing VOC emissions sources. The "acid rain" provisions of the Clean Air Act Amendments require additional controls for NOx emissions from a variety of sources. See "Regulations - Environmental Regulations."

REGULATIONS

Environmental Regulations

     The Company's businesses benefit in general from the enforcement of increased governmental regulations relating to solid waste, wastewater, air pollution and other environmental concerns. Increasingly stringent air and water quality regulations benefit its air pollution control and water and biosolids treatment businesses. WTI's business activities are also subject to environmental regulation under the same federal, state and local laws and regulations which apply to the Company's customers, including the Clean Air Act, as amended, the Clean Water Act, as amended, and the Resource Conservation and Recovery Act of 1976, as amended ("RCRA").

     WTI believes that it conducts its businesses in an environmentally responsible manner and believes itself to be in material compliance with applicable laws and regulations. WTI does not anticipate that maintaining compliance with current requirements will result in any material decrease in earnings. There can be no assurance, however, that such requirements will not change so as to require significant additional expenditures. In particular, pursuant to the Clean Air Act Amendments it is probable that the air pollution control systems at certain trash-to-energy projects owned or operated by the Company's subsidiaries will be required to be modified by the end of the decade to comply with the more stringent regulations promulgated thereunder. Although the expenditures related to such modifications, to the extent required, will likely be significant, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because WTI frequently obtains the right to pass on to the long-term contract users of its trash-to-energy facilities increased capital and operating costs resulting from changes in law. There can be no assurance, however, that in such event WTI would be able to recover, for each project, all such increased costs from its customers. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could affect the manner in which WTI operates its projects and conducts its business, including the handling, processing or disposal of the wastes, by-products and residues generated thereby. See Item 3 -- Legal Proceedings - Regulatory.

     In September 1994, the EPA released its draft Dioxin Reassessment Report, intended to update the EPA's scientific understanding of dioxin sources, the fate of dioxin emissions in the environment, and the potential link between dioxin in environmental media and any adverse human health effects. The EPA is in the process of revising its estimates of the annual contribution of trace dioxin emissions from trash-to-energy facilities and has indicated that, upon compliance with new air emissions standards proposed by the EPA in 1994, the trash-to-energy industry will contribute less than 50 grams of dioxin a year. The Company does not believe that the EPA's reassessment of dioxin, or compliance with the proposed air emissions standards, will have a material adverse effect on the Company's operations or financial position.

     In May 1994, the U.S. Supreme Court ruled that residual ash from the combustion of municipal solid waste is not exempt from federal hazardous waste regulations. The EPA and most states had previously taken the position that residual ash was exempt from such regulation pursuant to the Clarification of Household Waste Exclusion contained in RCRA. As a result of the Supreme Court's decision, the EPA announced that ash from the combustion of municipal solid waste is subject to regulation as a hazardous waste if, when tested and characterized, it exhibits hazardous characteristics. In response to these developments, the Company installed its patented WES-PHix(R) technology at all of its trash-to-energy facilities not previously subject to characterization requirements. In January 1995, the EPA resolved a significant issue with respect to characterization of such ash with its determination that ash is only required to be characterized at the end of the trash-to-energy process in the majority of such facilities. This determination by the EPA, coupled with the use of the WES-PHix technology, is expected to enable the Company to continue to manage its residual ash as non-hazardous waste. The EPA also announced that it will clarify the application of land disposal restrictions in the event ash must be disposed of as a hazardous waste. Incremental expenditures required to treat and test residual ash at the impacted facilities, net of expected contractual reimbursements from customers, have not had and are not expected to have a material adverse impact on Wheelabrator's financial condition or results of operations.

     Also in May 1994, the U.S. Supreme Court ruled that state and local governments may not restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. The Company expects that legislation will be proposed in 1995 to effectively grandfather existing flow control mandates. The Company has experienced no tonnage decreases as a result of the Supreme Court's ruling, and regardless of whether such legislation is passed, does not believe the decision will have a material adverse impact on its financial condition or results of operations.

Public Utility Regulatory Policies Act

     Wheelabrator Clean Energy's business is subject to the provisions of various energy-related laws and regulations, including the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The ability of WTI's trash-to-energy and small power production facilities to sell power to electric utilities on advantageous terms and conditions and to avoid burdensome public utility regulation depends, in part, upon the continuing applicability of certain provisions of PURPA, which generally exempts WTI from state and federal regulatory control over electricity prices charged by, and the finances of, WTI and its energy producing subsidiaries. While the recent changes in Congressional leadership may increase the likelihood of a repeal or modification of PURPA, it remains unlikely that such action would retroactively abrogate the long-term contracts and rate orders pursuant to which most of WTI's existing projects sell electricity. Several recent rulings by state public utilities commissions, federal courts, and the Federal Energy Regulatory Commission have upheld the provisions of PURPA power contracts against utility company rate challenges. Furthermore, the future growth of the Company's trash-to-energy and other small power production facilities business is not expected to be materially and adversely affected if the various benefits of PURPA were repealed or substantially reduced on a prospective basis, due to the passage of the Energy Policy Act of 1992 ("EPACT"). EPACT created an alternative ownership mechanism by which independent power producers can participate in the electricity generation industry without the burdens of traditional public utility regulation.

COMPETITION

     WTI experiences substantial competition in all aspects of its business. It competes with a number of firms, both nationally and internationally, some of which may have greater financial and technical resources than WTI. The principal competitive factors with respect to its Wheelabrator Clean Water and Wheelabrator Clean Energy project development activities include technological performance, service, technical know-how, price and performance guarantees. Competing for selection as a project developer may require commitment of substantial resources over a long period of time, without any certainty of being ultimately selected. Competition for attractive development opportunities is intense, as there are a number of competitors in the trash-to-energy, independent power, biosolids management and water and wastewater treatment industries interested in such opportunities. The Company believes that its comprehensive project development capabilities, operating experience, financing capabilities and, through its affiliation with Rust, engineering and turnkey construction experience, will enable it to continue to compete effectively.

     In the air pollution control business, the Company competes with several large and small firms, both nationally and internationally, depending on the type and size of project being performed. The primary competitive factors in the air pollution control industry are price, technological capabilities and service. In its biosolids handling and treatment and composting businesses, the Company competes with several large national and regional firms and numerous competitors who provide service in local markets. In the biosolids and composting markets, the principal competitive factors are price, availability of sites for beneficial reuse of biosolids, and technical experience. See "Patents, Trademarks, Licenses and Other Agreements."

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

     In connection with the initial public offering of ordinary shares of WM International, the Company, WM International, CWM and WMX entered into an International Business Opportunities Agreement which incorporates certain previously existing agreements among certain of the parties thereto made in connection with the 1990 Merger. The International Business Opportunities Agreement was amended and restated in connection with the organization of Rust, described above under "Organization of Rust International Inc.," and Rust became a party thereto. Under the Amended and Restated International Business Opportunities Agreement, the parties agreed that in order to minimize the potential for conflicts of interest among various subsidiaries under the common control of WMX, WMX has the right to direct business opportunities to the WMX controlled subsidiary which, in the reasonable and good faith judgment of WMX, has the most experience and expertise in the particular line of business involved. Opportunities in North America relating to (i) the manufacture or assembly of well screens, materials cleaning equipment, pumps and packaged water and wastewater treatment facilities; (ii) the operation and maintenance and, with respect to item (c) below, design, engineering and construction, of (a) municipal trash-to-energy facilities, (b) water, wastewater and sewage treatment facilities (excluding facilities designed to treat hazardous waste streams), (c) chimneys and air pollution control equipment and facilities (which allocation is worldwide), and (d) small power projects and independent power generation facilities (except for landfill gas recovery facilities which are covered under the Intellectual Property Licensing Agreement described under "Patents, Trademarks, Licenses and Other Agreements"); and (iii) facilities which treat or otherwise stabilize ash residues from trash-to-energy facilities, have been allocated to the Company. The Agreement allocates certain business opportunities, some of which were previously allocated to WTI, to Rust in connection with the transfer (described above) of WTI's engineering, environmental consulting and construction businesses to Rust.

RESEARCH AND DEVELOPMENT

     The Company undertakes research and development in numerous areas of its operations, including energy generation, environmental control and the handling and recovery of waste materials and waste gases, water, wastewater and industrial process water technologies, and VOC catalyst and control technologies. WTI spent approximately $2.6 million, $4.1 and $3.5 million on research and development during 1992, 1993 and 1994, respectively. In addition, WTI receives significant benefits from technological advances realized in connection with specific projects undertaken on its own behalf or under contracts with customers. Significant technological benefits are also realized through WTI's experience in operating its existing projects.

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

     In January 1995, WTI acquired from Champion International Corporation ("Champion") the exclusive, worldwide license rights for a proprietary plant effluent recycling process used in bleached kraft pulp mills and, from Sterling Pulp Chemicals, Ltd. ("Sterling"), the chloride removal process technology incorporated therein. The Company has a license agreement of unlimited duration with each of Champion and Sterling, subject to the Company fulfilling certain minimum obligations specified therein. The Company plans to design and market zero-liquid-discharge process water systems utilizing the licensed technology to remove chlorinated organics.

     In March 1995, the Company acquired from EMCON a patented landfill leachate evaporation system which the Company plans to market in order to provide landfill operators with a significantly less expensive alternative to hauling leachate for offsite disposal.

     Pursuant to a long-standing arrangement between WTI and von Roll Ltd. ("von Roll"), WTI has an exclusive license in the United States and Mexico to use certain combustion-grate technology owned by von Roll. WTI uses this technology in its trash-to-energy projects. The license agreement runs through December 31, 1995, subject to additional three-year-term renewals unless either party gives 12 months' written notice of termination to the other. Either party to the license agreement may also terminate the contract upon one year's written notice and payment of a termination fee. Neither party has provided a termination notice.

     WTI has an agreement (the "Boiler Purchase Agreement") with Babcock & Wilcox Company ("B&W"), whereby B&W has agreed to provide, and WTI has agreed to purchase, certain boilers suitable for use in WTI's trash-to-energy facilities having a combustion capacity equal to or greater than 250 tons-per-day. In addition, B&W agrees to maintain the confidentiality of the Company's proprietary information incorporated in the boiler design, and not to use such information except for the purpose of manufacturing boilers for sale to WTI or its affiliates. The confidentiality provisions will survive the termination of the Boiler Purchase Agreement. The Boiler Purchase Agreement will remain in effect until June 30, 1997, subject to additional three-year-term renewals.

     The Company possesses foreign and domestic patents on various biosolids treatment processes. The Company has a license agreement with Seghers Engineering N.V. of Bruges, Belgium, granting Wheelabrator Clean Water the exclusive right to use and market the Seghers Zerofuel sludge incineration system, including the Seghodryer indirect multi-stage dryer for biosolids, within the United States and Canada. The license will remain in effect through the year 2011 provided that Wheelabrator Clean Water meets specified levels of equipment orders or makes certain minimum payments under the agreement. The agreement also gives Wheelabrator Clean Water additional options with respect to pricing and manufacturing. In August 1994, the Company entered into a Know-How and Patent License Agreement with SC Technology AG of Switzerland pursuant to which Wheelabrator Clean Water obtained certain exclusive patent and proprietary rights in the United States with respect to Swiss Combi dryer technology applicable to the drying and pelletizing of non-hazardous biosolids. The agreement has a five-year term with certain renewal rights. The Swiss Combi technology is intended to be incorporated into the Baltimore, Maryland dryer and pelletizer facility which is now in the advanced stages of development. In addition, Wheelabrator Clean Water holds several patents relating to the processing of biosolids through an indirect biosolids dryer system.

     In 1988, the Company entered into a Land Option Agreement, amended as of June 1, 1992, with Waste Management of North America, Inc., now known as Waste Management, Inc. ("WMI"), a wholly-owned subsidiary of WMX, providing WTI with the right, subject to certain restrictions and payment of a $10 million option renewal fee after 10 years, to acquire or lease sites for future trash-to-energy, biosolids management, organic waste composting or, subject to certain pre-conditions, medical waste incineration and autoclave facilities at any of WMI's existing or future landfills in the United States and Canada. In addition, in 1988 the Company entered into an Airspace Dedication Agreement (the "ADA") with WMI permitting WTI, for a period ending August 12, 2008, and subject to certain conditions and restrictions, to reserve capacity at WMI landfills for the disposal of ash residue ("Ash Residue") from the Company's trash-to-energy facilities, to dispose of such residues and waste at such landfills for fees generally on terms at least as favorable as those charged to other customers, and granting disposal credits aggregating $70 million to be credited against future Ash Disposal fees (of which $30 million in disposal credits were transferred to Rust on January 1, 1993). In 1992, the ADA was amended and restated to expand the types of waste covered by the ADA to include non-hazardous biosolids, by-pass waste from facilities owned or operated by WTI and special wastes removed from third-party sites being remediated by WTI or any of its affiliates (the "Other Waste"). In addition, the definition of Ash Residue was expanded to include, under certain circumstances, ash residue from medical waste incineration facilities. As amended and restated, the ADA also provides for disposal credits to be applied against disposal fees paid by WTI and its subsidiaries under separately negotiated disposal arrangements with WMI. Under the ADA, as amended and restated, WTI may reserve not more than 35% of the airspace available for the disposal of the type of waste proposed for disposal at any disposal site at a price-per-ton rate that will generally not be greater than the most favorable per ton price charged by the disposal site to customers other than WTI.

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

     WTI, WMX, CWM, Rust and WM International are also parties to a First Amended and Restated Master License Agreement. Under the Master License Agreement, as amended, each of WTI, WMX, Rust and CWM, on the one hand, and WM International, on the other, is granted the right to license, on a non-exclusive basis, certain proprietary rights of the other. The consideration for any such license will be based upon the fair market value of a license for the licensed technology at the time of grant, but may not exceed the most favorable price charged an unaffiliated licensee for a comparable license.

BACKLOG

     WTI's backlog was $11.4 billion and $11.2 billion as of December 31, 1993 and 1994, respectively. WTI expects that approximately $981 million, or 9%, of the December 1994 backlog will be executed during 1995. Approximately $10.7 billion of this backlog relates to long-term contracts associated with trash-to-energy, cogeneration, biosolids drying and pelletizing, and coal-handling services at facilities operated by WTI, of which approximately $672 million, or 6%, will be executed during 1995.

RAW MATERIALS

     Raw materials used by the Company, including fuel for its projects (such as trash, waste wood, waste tires, waste coal and natural gas), are generally readily available from many different suppliers. The majority of the solid waste disposed at the Company's energy projects is commonly obtained through long-term supply contracts with solid waste disposal authorities and municipalities under which minimum disposal fees are fixed and which generally provide for escalation in accordance with various price indexes. With respect to WTI's manufacturing businesses, the principal raw materials are carbon steel, steel alloy plate, stainless steel wire and plate and scrap metals. The raw materials necessary to each of the Company's businesses are readily available from a variety of sources and the Company does not anticipate any difficulty in obtaining such materials.

EMPLOYEES

     As of December 31, 1994, the Company had approximately 4,400 full-time
employees.   WTI considers relations with its employees to be satisfactory.

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

Master Support Agreement

     Under a Master Support Agreement between Resco Holdings Inc. ("Resco"), a wholly-owned subsidiary of WTI, and Allied-Signal Inc. ("Allied Signal"), Resco is required to reimburse Allied-Signal for any credit support payments Allied-Signal is required to make under various credit support agreements with respect to trash-to-energy projects of Resco. In addition, Resco is required to maintain its Consolidated Tangible Net Worth (as defined in the Master Support Agreement) at an amount equal to $549.8 million, which amount is automatically increased (but not decreased) to 90% of Resco's Consolidated Tangible Net Worth at the end of each quarter. As of December 31, 1994, Resco was in compliance with this provision. Resco is prohibited from paying cash dividends or acquiring any shares of its capital stock if its Consolidated Tangible Net Worth is, or would as a consequence of such payment or acquisition be, less than the required amount. The Master Support Agreement also restricts the ability of Resco to subject its property or the properties of its subsidiaries to liens securing indebtedness for money borrowed or similar indebtedness and may require Resco, under certain circumstances, to refinance indebtedness of trash-to-energy projects for which Allied-Signal's credit support is provided. Allied-Signal is providing credit support in respect of two of the Company's trash-to-energy facilities pursuant to the Master Support Agreement.

Master Intercorporate Agreement

     In connection with the 1990 Merger, WTI, WMX and CWM entered into a Master Intercorporate Agreement. Among other things, WTI and WMX agreed to implement a cash management and working capital program under the agreement. The agreement was amended and restated in 1993 to modify certain aspects of the cash management program established thereunder. Subject to certain restrictions specified in the agreement, WMX agreed to fund WTI's working capital requirements at rates equal to or lower than those WTI would otherwise be able to obtain on the open market. The Company may borrow up to $100 million from WMX until September 1995 pursuant to the Master Intercorporate Agreement, plus the amount of cash invested by WTI with WMX. The $100 million funding commitment expires in September 1995, and the Company intends to negotiate with WMX prior to such date to obtain an extension or renewal of all or part of the $100 million facility. The remaining obligations of WMX under the Master Intercorporate Agreement will terminate at the time that both (i) WMX does not own a majority of the capital stock of WTI and (ii) WMX does not exercise, prior to its expiration, the option to maintain majority ownership of the capital stock of WTI (as provided in the Master Intercorporate Agreement).

ACQUISITIONS

     During 1994, the Company acquired a number of businesses engaged in providing various environmentally-related services. The amounts and types of consideration generally have been determined by direct negotiations with the owners of the businesses acquired. The acquisitions involved several businesses engaged in providing water and air quality-related environmental products and services and in manufacturing surface finishing equipment.

EQUITY INVESTMENTS

Rust International Inc.

     The Company owns approximately 40% of the outstanding common stock of Rust. Approximately 56% of Rust's common stock is held by CWM and the remaining 4% is held by public stockholders.

     Rust is a leading provider, through its subsidiaries, of engineering, construction and environmental and infrastructure consulting services, hazardous and radioactive substances remediation services and other on-site industrial and related services, primarily to clients in government and in the chemical, petrochemical, nuclear, energy, utility, pulp and paper, manufacturing, environmental services and other industries. In addition, Rust provides engineering and environmental and infrastructure consulting services to clients in several countries outside of North America.

     Rust's engineering, construction and environmental and infrastructure consulting services business provides process and design engineering, construction, dismantling and demolition services, architectural, automation, environmental and infrastructure engineering services and project management services to clients in federal, state and local governments, to municipalities and utilities and to clients in the chemical, petrochemical, pulp and paper, automotive, iron and steel, aerospace, food and beverage, tobacco, mining, utility and industrial power and general manufacturing industries.

     The industrial engineering services provided by Rust are of two general types -- process engineering and facility design engineering. Process engineers create the processes by which facilities operate, such as chemical, petrochemical, energy and pulp and paper plants. Design engineering services provided by Rust encompass the following disciplines: architectural; electrical; control systems (which involves developing the logic and instrumentation necessary to control, for instance, a plant's electrical system); process piping; mechanical (equipment layout); structural; heating, ventilation and air conditioning ("HVAC"); and civil (site work, grading and draining). Rust's design engineering services are provided on a stand-alone basis, but are also provided together with construction services pursuant to engineering, procurement and construction contracts.

     Rust's environmental and infrastructure consulting services provide alternative solutions for client problems relating to removing and disposing of hazardous and toxic substances; managing solid waste, water and wastewater, groundwater and air resources; design and construction oversight of transportation facilities; and photogrammetry. Rust provides such services to private industry as well as to federal, state and local governments, including the Department of Defense ("DOD") and Department of Energy ("DOE"). Rust's services include performing remedial investigations for the purpose of characterizing hazardous waste sites and preparing feasibility studies setting forth recommended remedial actions.

     Rust also provides services in connection with the siting, permitting, design and construction oversight (including construction quality assurance) of solid and hazardous waste landfills and related facilities such as leachate collection and disposal and gas recovery and electric generation systems. Study, design and construction oversight services are also provided, primarily to municipalities, special government agencies and, to some extent, private industry in connection with wastewater collection and treatment, potable water supply treatment and distribution, stormwater management and the building of streets, highways, airports, bridges, waterways and rail services. In addition, Rust designs systems required to properly and safely store, convey, treat and dispose of industrial, hazardous and radioactive materials and provides consulting services to its clients regarding disposal and waste minimization methods and techniques.

     Rust performs on-site hazardous chemical and radioactive substances remediation services for clients in the chemical, petrochemical, automotive and other manufacturing industries and for federal, state and local government entities, including the DOD and DOE in connection with such projects as the remediation of military bases and other government installations, the EPA in connection with Superfund projects, and various state environmental agencies. Rust's hazardous substance remediation services also include the containment and closure of contaminated sites and the cleaning, relining and sealing of liquid containment and treatment ponds, lagoons and other surface impoundments. In December 1994, Rust and OHM Corporation ("OHM") entered into an agreement pursuant to which OHM will acquire Rust's hazardous and radioactive substances remediation business in exchange for a 40% equity interest in OHM (the "OHM Transaction"). Consummation of the OHM Transaction is subject to the satisfaction of various closing conditions, including the approval of OHM's stockholders.

     Rust also provides scaffolding services primarily to the refinery, chemical, petrochemical and electric utility industries, and to a lesser extent, pulp and paper plants, nuclear facilities and general commercial clients. In most cases, Rust's scaffolding services are provided in conjunction with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, although such services are also performed in connection with new construction projects.

     Rust performs eight types of industrial services--water blasting, tank cleaning, explosives blasting, chemical cleaning, industrial vacuuming, catalyst handling, specialty chemicals and separation technologies--primarily for clients in the petrochemical, chemical, and pulp and paper industries, utilities, and to a lesser extent, the government sector. Rust provides additional on site plant services to the chemical, petrochemical, and pulp and paper industries as well as to general commercial and industrial clients, including mechanical and electrical services, equipment installation, welding, HVAC, warehousing and inventory management. Rust assists clients in the nuclear and utility industries in solving electrical, mechanical, engineering and related technical services problems. Rust also provides spent fuel storage (rerack) services to the nuclear power industry. In addition, Rust also designs and provides to its clients other nuclear and utility maintenance service-related products.

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

     Collection services provided by WM International include collection and transportation of solid, hazardous and medical wastes and recyclable material from residential, commercial and industrial customers. Through its subsidiaries, WM International provides collection services to governmental and private customers in ten European countries, Argentina, Australia, Brunei, Hong Kong, Indonesia, Malaysia, New Zealand and Taiwan. Business is obtained through public bids or tenders, negotiated contracts, and, in the case of commercial and industrial customers, direct contracts. At December 31, 1994, WM International's collection services encompassed approximately 1,630 separate municipal contracts (the largest number of which are in Italy) serving over 6.6 million households and commercial and industrial collection services to nearly 240,000 solid waste customers and approximately 26,200 hazardous waste customers, as well as related services. The size, specifications, provisions and duration of municipal contracts vary substantially, with some such contracts also covering landfill disposal or street-sweeping or other cleaning services. Pricing for municipal contracts is generally based on volume of waste, number and frequency of collection pick-ups and disposal arrangements. Longer-term contracts typically have formulae for periodic price increases or adjustments.

     Street, industrial premises, office, parking lot and port cleaning services are also performed by WM International, along with portable sanitation/toilet services for such occasions as outdoor concerts and special events.

     Treatment and disposal services include processing of recyclable materials, operation of both solid waste landfills and hazardous waste landfills, operation of municipal, trash-to-energy and hazardous waste incinerators, provision of hazardous waste treatment and site remediation services, and water treatment services. The operation of solid waste landfills is currently WM International's most significant treatment and disposal service. Treatment and disposal services are provided under contracts which may be obtained through public bid or tender or direct negotiation, and are also provided directly to other waste service companies. At December 31, 1994, WM International operated 22 waste treatment facilities, 52 recycling and recyclables processing facilities, 11 incinerators and 57 landfills; 19 of the 22 waste treatment facilities are for hazardous waste, and four of the 11 incinerators are hazardous waste incinerators. WM International also operates a trash-to-energy facility.

     At present, in most countries in which WM International operates, landfilling is the predominant disposal method employed. WM International owns or operates landfills in Italy, Sweden, France, Spain, Australia, the United Kingdom, Hong Kong, Germany, Denmark, Argentina, New Zealand and Indonesia. Landfill disposal agreements may be separate contracts or an integrated portion of collection or treatment contracts. In addition, landfills may accept waste on a reserved space or per load basis. WM International believes it has access to sufficient solid waste landfill capacity to meet its current needs.

     WM International's trash-to-energy incinerator in Hamm is a German-designed plant and the only privately operated trash-to-energy facility in Germany. It is among the first trash-to-energy facilities to fully comply with that country's stringent new air pollution requirements. The facility serves the household and commercial solid waste incineration needs of a population of approximately 600,000 in Hamm and nearby towns. WM International also operates five small conventional municipal solid waste incinerators in Italy and one small plant in each of Sweden and New Zealand.

     WM International owns or operates hazardous waste treatment facilities in Australia, France, Finland, Italy, Sweden, Germany, the United Kingdom, The Netherlands, Hong Kong, Indonesia and New Zealand, and has entered into an agreement with a regional government in Spain and agreements in Argentina and Thailand with respect to the development of hazardous waste treatment facilities.

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

     WM International records and reports its earnings in pounds sterling. Currency fluctuations affecting the pounds sterling exchange rates will cause the Company's earnings from WM International to fluctuate. The Company may from time to time engage in hedging transactions in order to mitigate the effect of such exchange rate fluctuations.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names and ages of the Company's executive officers (as defined by the regulations of the Securities and Exchange Commission), the principal positions they hold with the Company and with WMX and its affiliates as of December 31, 1994, and summaries of their business experience. Experience shown with WTI includes experience with a predecessor of WTI prior to the August 1989 merger of such predecessor into Resco. Executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors. Phillip B. Rooney, the Company's Chairman and Chief Executive Officer, is also
an executive officer of WMX and certain of its affiliates.   While he will
devote less than all of his working time to WTI's business, the Company anticipates that he will devote sufficient time to the Company's business as reasonably may be required to fulfill the duties of his office.

NAME AND TITLE                AGE                        BUSINESS EXPERIENCE
--------------                ---                        -------------------
Phillip B. Rooney...........   50  A director of WTI since September 1988.  Chairman of the
 Chairman of the Board and         Board and Chief Executive Officer of WTI since November
 Chief Executive Officer           1990.  President and Chief Operating Officer of WMX since
                                   November 1984.  Chairman of the Board of Rust since January
                                   1993.  Chairman of the Board and Chief Executive Officer of
                                   WMI since January 1994.  Mr. Rooney is also a director of
                                   WMX, WM International and Rust.

John M. Kehoe, Jr...........   61  President and Chief Operating Officer of WTI since January
 President and                     1993.  Vice President of WTI from December 1991 through
 Chief Operating Officer           December 1992.  President of Wheelabrator Environmental
                                   Systems Inc. ("WESI"), a subsidiary of WTI, from November
                                   1990. Managing Director of WTI from June 1988 to November
                                   1990.

Richard S. Haak, Jr.........   40  Controller of WTI since November 1993.  Vice President and
 Controller                        Controller-Operations of WESI from September 1987 until
                                   November 1993.

Ray L. Patel................   49  President of Wheelabrator Engineered Systems Inc.
 President and Chief               ("Engineered Systems") since January 1993.  Chief Executive
 Executive Officer                 Officer of Engineered Systems since April 1993.  President of
 Wheelabrator Engineered           Johnson Filtration Systems Inc., Engineered Systems'
 Systems Inc.                      predecessor, from April 1988 through December 1992.  Division
                                   President of Wheelabrator Clean Water from November 1990 to
                                   July 1991.


Mark P. Paul................   45  Vice President and General Counsel of WTI since May 1993.
 Vice President and                Associate General Counsel and Staff Vice President of WTI
 General Counsel                   from February 1993 to May 1993.  Vice President and General
                                   Counsel of WESI from September 1987 to May 1993.


John D. Sanford.............   41  Vice President, Chief Financial Officer and Treasurer of WTI
 Vice President,                   since May 1993.  Staff Vice President-Finance of WTI from
 Chief Financial Officer           February 1993 to May 1993.  Vice President and Chief Financial
 and Treasurer                     Officer of WESI from August 1987 to May 1993.


James F. Wood...............   52  Senior Vice President and General Manager of WESI since
 Senior Vice President             November 1992.  Vice President-Plant Operations of WESI from
 and General Manager               September 1990 to November 1992.  Managing Director of WTI
 Wheelabrator Environmental        from April 1989 to September 1990.  Vice President-Plant
 Systems Inc.                      Services of WESI from May 1988 to April 1989.


ITEM 2--PROPERTIES

     In December 1994, the Company purchased the building and surrounding grounds comprising its principal executive offices, located at Liberty Lane, Hampton, New Hampshire 03842. These offices also serve as the headquarters of the Company's Wheelabrator Clean Energy group and certain Wheelabrator Clean Water group operations. The Company believes that its property and equipment are generally well maintained, in good operating condition and adequate for its present needs. The inability to renew any short-term real property lease by the Company or any of its subsidiaries would not have a material adverse effect on its results of operations. WTI regularly upgrades and modernizes facilities and equipment and expands its facilities as necessary.

     The following tables set forth the Company's principal facility locations in operation or under construction and their use (including those operated by the Company for others under long-term contracts or similar arrangements) as of December 31, 1994.

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

Projects in Operation

                              DESIGN    DESIGN
            PROJECT           OUTPUT   CAPACITY                 COMMENTS
            -------           ------   --------                 --------
1.  Amarillo, Texas             N/A   3,500,000  Owned and operated since 1976 by
    Coal Handling Facility               TPY     WTI and its predecessors.

2.  Anderson, California        6mW     210 TPD  Owned and operated by WTI since
    Wood Waste Cogeneration                      mid-1993.
    Facility

3.  Baltimore, Maryland        60mW   2,250 TPD  Owned and operated by WTI from
    Trash-to-Energy Facility                     1985 to 1988.  Operated by WTI
    Owner: Ford Motor Credit                     since 1988 under a long-term lease
    Company ("Ford Credit")                      expiring in 2007, with certain renewal
                                                 and purchase options.

4.  Baltimore, Maryland         N/A    110 DTPD  Owned and operated by WTI since
    Biosolids Dryer and                          January 1995.
    Pelletizer

5.  Bridgeport, Connecticut    70mW   2,250 TPD  Operated since 1988 by WTI under a
    Trash-to-Energy Facility                     long-term lease expiring in 2009, with
    Owner: Ford Credit                           certain renewal and purchase options.

6.  Broward County, Florida    70mW   2,250 TPD  Owned and operated by WTI since
    South Site                                   mid-1991.
    Trash-to-Energy Facility

7.  Broward County, Florida    70mW   2,250 TPD  Owned and operated by WTI since
    North Site                                   early 1992.
    Trash-to-Energy Facility

8.  Claremont,                  5mW     200 TPD  Owned and operated by WTI since
    New Hampshire                                1987.
    Trash-to-Energy Facility

9.  Cobb County, Georgia        N/A     35 DTPD  Operated by WTI since late 1992
    Biosolids Dryer and                          under a subcontract expiring in 1996,
    Pelletizer                                   with a renewal option.
    Owner: Cobb County,
    Georgia

10. Concord, New Hampshire     14mW     575 TPD  Owned and operated by WTI since
    Trash-to-Energy Facility                     1989.


                                        DESIGN      DESIGN
               PROJECT                  OUTPUT     CAPACITY                    COMMENTS
               -------                  ------  --------------  ---------------------------------------
   11.  Earth, Texas                     N/A      3,500,000     Owned and operated since 1982 by
        Coal Handling Facility                       TPY        WTI and its predecessors.

   12.  Falls Township,                  53mW     1,500 TPD     Owned and operated by WTI since
        Pennsylvania Trash-to-                                  August 1994.
        Energy Facility

   13.  Frackville, Pennsylvania         47mW     1,700 TPD     Owned and operated by WTI since
        Anthracite Culm                                         1989.
        Cogeneration Facility

   14.  Hagerstown, Maryland             N/A        16 DTPD     Operated by WTI since late 1992
        Biosolids Dryer and                                     under a lease expiring in 1998, with a
        Pelletizer                                              renewal option.
        Owner:  Hagerstown,
        Maryland

   15.  Gloucester County,               14mW       575 TPD     Owned and operated by WTI since
        New Jersey                                              1990.
        Trash-to-Energy Facility

   16.  Millbury, Massachusetts          45mW     1,500 TPD     Operated by WTI since 1987 under a
        Trash-to-Energy Facility                                long-term lease expiring in 2007, with
        Owner:  Ford Credit                                     certain renewal and purchase options.


   17.  New York, New York               N/A       300 DTPD     Owned and operated by WTI since
        Biosolids Dryer and                                     mid-1993.
        Pelletizer

   18.  North Andover, Massachusetts     40mW     1,500 TPD     Owned and operated by WTI since
        Trash-to-Energy Facility                                1985.

   19.  Norwalk, California              28mW     5,600 MCF     Operated by WTI since 1988 under a
        Gas Cogeneration Facility                  per day      lease expiring in 2008, with an option
        Owner:  Signal Capital                                  to buy, subject to prior rights of the
        Corporation                                             State of California to purchase the
                                                                lease and the facility after 2003.


   20.  Pinellas County, Florida         75mW     3,000 TPD     Operated by WTI since 1983 under a
        Trash-to-Energy Facility                                long-term contract expiring in 2003.
        Owner:  Pinellas County,
        Florida

   21.  Polk County, Florida             40mW     1,000 TPD     Owned and operated since August
        Urban Wood Waste-to-                                    1994 by a partnership in which WTI
        Energy Facility                                         owns an 81% interest.

   22.  Saugus, Massachusetts            40mW     1,500 TPD     Operated by WTI since 1975; wholly-
        Trash-to-Energy Facility                                owned by WTI since 1987.


                                        DESIGN      DESIGN
               PROJECT                  OUTPUT     CAPACITY                    COMMENTS
               -------                  ------  --------------  ---------------------------------------
   23.  Shasta County, California        49mW     2,400 TPD     Operated by WTI since 1988 under a
        Wood Waste Small Power                                  long-term lease expiring in 2007, with
        Production Facility                                     renewal and purchase options.
        Owner:  Ford Credit

   24.  Sherman Station, Maine           18mW       800 TPD     Operated by a partnership in which
        Wood Waste Cogeneration                                 WTI has a 60% interest since 1986.
        Facility                                                Leased by WTI under a long-term
        Owner:  Chrysler Financial                              contract expiring in 2006, with
        Corporation                                             renewal and purchase options.

   25.  Spokane, Washington              26mW       800 TPD     Operated by WTI since late 1991
        Trash-to-Energy Facility                                under a long-term contract expiring
        Owner:  City of Spokane,                                in 2011.
        Washington

   26.  Tampa, Florida                   20mW     1,000 TPD     Operated by WTI since 1988 under a
        Trash-to-Energy Facility                                long-term contract expiring in 2005.
        Owner:  City of Tampa,
        Florida

   27.  Westchester County,              60mW     2,250 TPD     Owned and operated since 1984 by
        New York                                                Westchester Resco Company L.P.
        Trash-to-Energy Facility                                ("Westchester Resco") (1)

 ---------------------
(1) Westchester Resco is a limited partnership, 75% held by WTI, and 25% held indirectly by John Hancock Mutual Life Insurance Co. as a limited partner.

                                     -----------------------------

Projects Under Construction
                                     DESIGN          DESIGN
          PROJECT                    OUTPUT         CAPACITY                     COMMENTS
          -------                    ------         --------                     --------
    Lisbon, Connecticut              13mW           500 TPD        Construction expected to be completed
    Trash-to-Energy Facility                                       in mid-1995.  Will be operated by WTI
    Owner:  Eastern Connecticut                                    under a long-term contract expiring 25
    Resource Recovery Authority                                    years from commencement of principal
                                                                   operations.

 KEY:  mW--Megawatts     DTPD--Dry Tons Per Day     TPD--Tons Per Day
       TPY--Tons Per Year     MCF--Thousands of Cubic Feet

Non-Project Facilities

     Set forth below is a list of all of the primary non-project facilities owned by the Company as of December 31, 1994, and each of the principal plants and offices leased by the Company as of that date. Such list does not purport to be a complete list of all of the Company's leased properties.

        LOCATION                            SITE USE                     NATURE OF INTEREST
        --------                            --------                     ------------------

Annapolis, Maryland.........   Offices                                     Lease
Almelo, The Netherlands.....   Manufacturing facility and office space     Own
Bilboa, Spain...............   Offices                                     Lease
Billerica, Massachusetts....   Manufacturing facility and office space     Lease
Charleville, France.........   Manufacturing facility and office space     Lease
Chatelleurault, France......   Manufacturing facility                      Own
Cheshire, United Kingdom....   Manufacturing facility and office space     Own
Cologne, Germany............   Manufacturing facility and office space     Lease
Commerce, California........   Manufacturing facility and office space     Lease
Dublin, Ireland.............   Manufacturing facility                      Own
Hampton, New Hampshire......   Offices                                     Own
LaGrange, Georgia...........   Manufacturing facility and office space     Own
Largo, Florida..............   Manufacturing facility                      Lease
Moorpark, California........   Manufacturing facility and office space     Lease
New Brighton, Minnesota.....   Manufacturing facility and office space     Own
Naperville, Illinois........   Offices                                     Lease
Parker, Arizona.............   Carbon regeneration facility                Own building/lease site
Pittsburgh, Pennsylvania....   Offices                                     Lease
Rochester, New Hampshire....   Biosolids compost facility                  Own building/lease site
Schaumburg, Illinois .......   Offices                                     Lease
Singapore, Singapore........   Manufacturing facility and office space     Own
Sturbridge, Massachusetts...   Manufacturing facility                      Own
Walterboro, South Carolina..   Foundry                                     Own
Wiehl, Germany..............   Manufacturing facility and office space     Own

ITEM 3 -- LEGAL PROCEEDINGS

Regulatory

     The business in which the Company is engaged is intrinsically connected with the protection of the environment and involves the potential for the discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action in which governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in proceedings relating to the Company's compliance with various environmental laws and regulations. At December 31, 1994, the Company was involved in two such proceedings where it is believed that sanctions involved in each instance may exceed $100,000.

Other

     In January 1993, the Internal Revenue Service ("IRS") completed an examination of the Company's consolidated federal income tax returns for the period 1986-1988. The IRS proposed a significant adjustment related to the 1988 sale of a former subsidiary, which the Company disputed. In March 1994, WTI and the IRS filed a Stipulation of Settlement with the U.S. Tax Court to resolve the treatment of the disputed matter for an aggregate amount of approximately $70 million. On October 4, 1994, the U.S. Tax Court accepted the Stipulation of Settlement.

     Under a tax sharing agreement between the Company and a former affiliate of the Company now known as Koll Real Estate Group, Inc. ("KREG"), the Company was indemnified by KREG and a former subsidiary of KREG, Abex, Inc. ("Abex"), for approximately $40 million of the tax liability. Under the tax sharing agreement and a similar agreement between KREG and Abex, the parties had agreed generally that WTI would be responsible for tax liability related to the 1986-1988 tax period up to a specified amount, KREG would be liable for the next $25 million over the Company's allocated liability, and Abex would pay all excess amounts. On April 15, 1994, the Company paid approximately $29.8 million, its share of the stipulated settlement liability, and Abex paid its share of the liability pursuant to its indemnity obligations to KREG. The Company's obligation had been previously recorded in its consolidated balance sheets. Prior to April 15, 1994, KREG advised the Company and Abex that it would not pay its approximately $21 million share of the settlement liability. Accordingly, the Company and Abex filed a lawsuit against KREG seeking to require KREG to honor its contractual obligation to pay. A trial was held in September 1994, and in December 1994 the Delaware Chancery Court issued its opinion finding in favor of the Company and Abex. In January 1995, the Chancery Court entered a judgment ordering KREG to pay its obligation under the tax sharing agreements. On February 6, 1995, KREG paid the obligation.

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

     None.

                                 PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Common Stock is traded on The New York Stock Exchange under the symbol "WTI." The table below sets forth by quarter, for the last two years, the high and low sales prices of the Common Stock on The New York Stock Exchange Composite Tape as reported by The Wall Street Journal (Midwest Edition) and also shows the cash dividends declared per share during such periods:

                                 Market Price (1)
                                ------------------      Cash Dividends
       1993                       High       Low      Declared Per Share
       ----                     -------    -------    ------------------
       First Quarter            $23-1/2    $18-1/8          $0.02
       Second Quarter           $21-1/4    $17-5/8          $0.06
       Third Quarter            $20        $14-3/4             --
       Fourth Quarter           $18-1/8    $14-5/8             --

       1994
       ----
       First Quarter            $21-1/4    $17-1/4             --
       Second Quarter           $20-5/8    $17-3/4          $0.10
       Third Quarter            $18-3/4    $15-1/4             --
       Fourth Quarter           $15-1/2    $13-1/4             --

--------------------------
(1) All per share prices and dividends have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend distributed in January 1993.

                            -----------------------

     The approximate number of holders of record of Common Stock as of March 1, 1995 was 18,642.

     During 1994, the Board of Directors declared, and the Company paid, an annual dividend in the amount of $0.10 per share. Future cash dividends will be considered by the Board of Directors based upon the Company's earnings and financial position and such other business considerations as the Board of Directors considers relevant.

     On March 15, 1994, WTI announced that the Board of Directors had authorized the repurchase of up to 3.8 million shares of Common Stock from time to time over the following 24-month period in the open market or in privately negotiated transactions. During 1994, the Company repurchased a total of 3,273,800 shares. In February 1995, the Company's Board of Directors increased the number of shares of Common Stock authorized to be repurchased by 10 million.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following selected consolidated financial information for each of the five years in the period ended December 31, 1994 is derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is incorporated by reference in this report. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements, and the related Notes, and the other financial information which are filed as exhibits to this report and incorporated herein by reference.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED SELECTED FINANCIAL DATA
                    (000's omitted except per share amounts)

                                                           Years Ended December 31
                                         --------------------------------------------------------------
                                            1990         1991         1992         1993         1994
                                         ----------   ----------   ----------   ----------   ----------
RESULTS OF OPERATIONS
Revenue                                  $1,151,873   $1,173,449   $1,483,054   $1,142,219   $1,324,567
Income before extraordinary
  item and accounting changes                47,406      126,059      176,382      163,102      184,895
Net income (loss)                           (70,190)     126,059      134,152      163,102      184,895
Earnings (loss) per common and common
  equivalent share:
  Before extraordinary item and
    accounting changes                         0.30         0.73         0.94         0.86         0.97
  Net income (loss)                           (0.44)        0.73         0.71         0.86         0.97
Weighted average common and common
  equivalent shares outstanding             158,400      172,400      188,200      188,900      189,900
Dividends declared per common share              --           --         0.04         0.08         0.10

FINANCIAL CONDITION (at year end)
Total assets                             $2,325,818   $2,743,830   $2,997,073   $3,090,278   $3,282,471
Working capital                             265,363      516,084      251,464        5,570      (10,167)
Long-term project debt                      987,949      987,058      857,625      776,858      735,646
Stockholders' equity                        545,978      891,351    1,039,343    1,286,838    1,424,882

----------------------------

. The 1990 loss of $70.2 million, or $0.44 per share, reflects a restructuring charge, an unrealized loss on investments in common stock and the cumulative effect of a change in accounting method for investment tax credits from the flow-through to the deferral method.

. 1991 net income includes a $47.1 million pretax gain on the sale of certain foreign equity investments.

. 1992 income before extraordinary item and accounting changes includes a $47.0 million nontaxable gain related to the initial public offering of shares by WM International. See Note 2 of the Notes to Consolidated Financial Statements.

. 1992 net income includes one-time charges of $42.2 million related to the adoption of two new financial accounting standards. See Notes 1, 3 and 6 of the Notes to Consolidated Financial Statements.

. Beginning in 1993, the Company no longer consolidates the financial results of certain businesses contributed to form, in part, Rust. Revenue from the contributed businesses amounted to approximately $423.8 million, $397.8 million and $554.7 million in 1990, 1991 and 1992, respectively. Beginning in 1993, the Company's share of Rust's net income is included in equity in earnings of affiliates. See Note 2 of the Notes to Consolidated Financial Statements.

. 1993 income includes a $7.7 million nontaxable gain related to issuance of stock by Rust and a $6.5 million increase in the income tax provision due to revaluing deferred income taxes as a result of the enactment of the Omnibus Budget Reconciliation Act of 1993. See Notes 2 and 3 of the Notes to Consolidated Financial Statements.

. Share and per share data for all periods reflect a two-for-one stock split effected on January 7, 1993. See Notes 1 and 4 of the Notes to Consolidated Financial Statements.

. The increases in weighted average common and common equivalent shares outstanding in 1991 and 1992 are largely due to shares issued in connection with acquisitions. See Note 2 of the Notes to Consolidated Financial Statements.

                         -----------------------------

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 29 through 35 of the Company's 1994 Annual Report to Stockholders (the "Annual Report") which discussion is filed as an exhibit to this report and incorporated herein by reference.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The Consolidated Balance Sheets as of December 31, 1993 and 1994, Consolidated Statements of Income, Cash Flows and Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1994 and the Notes to Consolidated Financial Statements set forth on pages 36 through 55 of the Annual Report are filed as an exhibit to this report and incorporated herein by reference.

    (b) Selected Quarterly Financial Data (Unaudited) is set forth in Note 10 of the Notes to Consolidated Financial Statements referred to in Item 8(a) above and incorporated herein by reference.

    (c) Rust International Inc.'s Consolidated Balance Sheets as of December 31, 1993 and 1994, Consolidated Statements of Income, Cash Flows and Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1994 and the Notes to Consolidated Financial Statements are incorporated herein by reference to pages F-1 through F-22 of Rust's 1994 annual report on Form 10-K. Rust's file number under the Securities Exchange Act of 1934 is 1-11896.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors. The information appearing under the caption "Election of Directors" on pages 2 through 4 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 1995 (the "Proxy Statement"), is incorporated herein by reference.

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

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information appearing under the caption "Certain Transactions and Other Matters" on pages 18 through 25 of the Proxy Statement, under the last full paragraph on page 2 of the Proxy Statement and under the fifth full paragraph on page 3 of the Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1)   FINANCIAL STATEMENTS:

     The following financial statements and supplementary data of the Company are filed as an exhibit hereto and incorporated herein by reference:

        (i) Consolidated Statements of Income for the years ended December 31, 1992, 1993 and 1994.
        (ii)  Consolidated Balance Sheets as of December 31, 1993 and 1994.
        (iii) Consolidated Statements of Cash Flows for the years ended
              December 31, 1992, 1993 and 1994.
        (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1992, 1993 and 1994.
        (v)   Notes to Consolidated Financial Statements.
        (vi)  Report of Independent Public Accountants -- Arthur Andersen LLP.

    Rust International Inc.'s Consolidated Balance Sheets as of December 31, 1993 and 1994, Consolidated Statements of Income, Cash Flows and Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1994 and Notes to Consolidated Financial Statements are incorporated herein by reference to pages F-1 through F-22 of Rust's 1994 annual report on Form 10-K. Rust's file number under the Securities Exchange Act of 1934 is 1-11896.

     (2) SCHEDULES:

     Financial Statement Schedule II of the Company and the corresponding Report of Independent Public Accountants on Schedule are included in this report.

     Financial Statement Schedule II of Rust International Inc. is incorporated by reference to pages F-23 and F-24 of Rust's 1994 annual report on Form 10-K. Rust's file number under the Securities Exchange Act of 1934 is 1-11896.

    All other schedules have been omitted since they are not applicable, not required, or the information is included in the above-referenced financial statements or notes thereto.

     (3) EXHIBITS:

    The exhibits to this report are listed in the Exhibit Index contained elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:/*/

     (i) Restricted Unit Plan for Non-Employee Directors of the registrant as amended through June 10, 1991 (incorporated by reference to Exhibit
           19.03 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

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

-----------------
  /*/ In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246. Exhibits not incorporated by reference are filed with this report.

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

     (xii) Wheelabrator Technologies Inc. Corporate Incentive Bonus Plan (as amended and restated as of March 14, 1994) (incorporated by reference to Exhibit 10.39 to the registrant's 1993 annual report on Form 10-K).

     (xiii) Wheelabrator Technologies Inc. Corporate Incentive Bonus Plan (as amended and restated as of March 13, 1995).

     (xiv) Wheelabrator Technologies Inc. Long Term Incentive Plan (as amended and restated as of March 14, 1994) (incorporated by reference to
             Exhibit 10.40 to the registrant's 1993 annual report on Form 10-K).

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

     (xix) Amendment to 1991 Directors Plan dated as of December 22, 1993 (incorporated by reference to Exhibit 10.46 to the registrant's 1993 annual report on Form 10-K).

     (xx) Amendment to 1991 Directors Plan dated as of August 29, 1994 (incorporated by reference to Exhibit 10 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30,
             1994).

     (xxi) 1992 Stock Option Plan of the registrant (incorporated by reference to Exhibit 10.45 to the registrant's 1991 annual report on Form 10-K).

    (B)  REPORTS ON FORM 8-K:

    The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1994.

                        WHEELABRATOR TECHNOLOGIES INC.

                            SCHEDULE II - RESERVES

                                (000'S OMITTED)

                                      BALANCE AT             ACCOUNTS                BALANCE AT
                                      BEGINNING    CHARGED    WRITTEN                   END
                                       OF YEAR    TO INCOME     OFF      OTHER(1)     OF YEAR
                                      ----------  ---------  ---------  -----------  ----------
  1992
     Reserve for doubtful accounts       $ 8,634     $5,861   ($1,970)  $  1,717        $14,242

  1993
     Reserve for doubtful accounts       $14,242     $2,754   ($1,917)   ($5,795)       $ 9,284

  1994
     Reserve for doubtful accounts       $ 9,284     $2,783   ($2,955)  $    350        $ 9,462


(1)  Reserves of purchased companies and transfers to affiliates.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders of Wheelabrator Technologies Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Wheelabrator Technologies Inc. Annual Report to Stockholders for 1994 incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of Wheelabrator Technologies Inc. included on page 31 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                        /s/ Arthur Andersen LLP
                                        ARTHUR ANDERSEN LLP


New York, New York,
February 6, 1995

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oak Brook, Illinois on the 29th day of March 1995.

                              WHEELABRATOR TECHNOLOGIES INC.

                              By /s/ PHILLIP B. ROONEY
                                 ---------------------------
                                 PHILLIP B. ROONEY,
                                 CHAIRMAN OF THE BOARD AND
                                 CHIEF EXECUTIVE OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           Name                         Title                       Signature                Date
---------------------------  ----------------------------  ---------------------------  --------------
     Phillip B. Rooney       Director, Chairman of the     /s/ PHILLIP B. ROONEY        March 29, 1995
                             Board and Chief Executive     ---------------------------
                             Officer                       Phillip B. Rooney

     John D. Sanford         Vice President, Treasurer     /s/ JOHN D. SANFORD          March 29, 1995
                             and Chief Financial Officer   ---------------------------
                                                           John D. Sanford

     Richard S. Haak, Jr.    Controller and Principal      /s/ RICHARD S. HAAK, JR.     March 29, 1995
                             Accounting Officer            ---------------------------
                                                           Richard S. Haak, Jr.

     Dean L. Buntrock        Director                      /s/ DEAN L. BUNTROCK         March 29, 1995
                                                           ---------------------------
                                                           Dean L. Buntrock

     William M. Daley        Director                      /s/ WILLIAM M. DALEY         March 29, 1995
                                                           ---------------------------
                                                           William M. Daley

     Donald F. Flynn         Director                      /s/ DONALD F. FLYNN          March 29, 1995
                                                           ---------------------------
                                                           Donald F. Flynn

     Paul M. Montrone        Director                      /s/ PAUL M. MONTRONE         March 29, 1995
                                                           ---------------------------
                                                           Paul M. Montrone

     James E. Koenig         Director                      /s/ JAMES E. KOENIG          March 29, 1995
                                                           ---------------------------
                                                           James E. Koenig

     Manuel Sanchez          Director                      /s/ MANUEL SANCHEZ           March 29, 1995
                                                           ---------------------------
                                                           Manuel Sanchez

     Thomas P. Stafford      Director                      /s/ THOMAS P. STAFFORD       March 29, 1995
                                                           ---------------------------
                                                           Thomas P. Stafford

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX


Number and Description of Exhibit*
----------------------------------

1.        Inapplicable.

2.01      Agreement and Plan of Merger, dated March 30, 1990 and amended as of July 24,
          1990, among the registrant, WMX Technologies, Inc. ("WMX") and WM Sub, Inc.
          (incorporated by reference to Exhibit 2.01 to the registrant's statement on Form
          S-4, Reg. No. 33-36118).

2.02      Rust International Inc. Organizational Agreement, dated as of December 31, 1992
          ("Organizational Agreement"), by and among the registrant, The Brand
          Companies, Inc. ("Brand") and Chemical Waste Management, Inc. ("CWM")
          (incorporated by reference to Exhibit 7 to Amendment No. 6 to Statement on
          Schedule 13D filed on January 5, 1993 by WMX, the registrant and CWM relating to securities of Brand, Commission File No. 1-7327).

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

---------------
* In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX


Number and Description of Exhibit*
----------------------------------

10.02     Amendment to the TSA dated February 14, 1994 (incorporated by reference to
          Exhibit 10.02 to registrant's 1993 annual report on Form 10-K).

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

---------------
* In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX


Number and Description of Exhibit*
----------------------------------

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

10.12 Amendment No. 1 to Development Agreement, dated as of January 15, 1990, between Old WTI and WMI (incorporated by reference to Exhibit 10.63 to registrant's registration statement on Form S-4, Reg. No. 33-36118).

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

10.15     Amendment, dated as of December 6, 1991, to the Restricted Unit Plan for Non-
          Employee Directors of the registrant (incorporated by reference to Exhibit 19.05 to the registrant's 1991 annual report on Form 10-K).

10.16     Deferred Director's Fee Plan adopted June 10, 1991 (incorporated by reference to Exhibit 19.02 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

10.17     Lease Agreement, dated as of September 15, 1987, between Wilmington Trust
          Company, as Owner Trustee, lessor, and Wheelabrator Millbury Inc., lessee
          (incorporated by reference to Exhibit 10.51 to the registrant's 1988 annual report on Form 10-K).

10.18     Lease Agreement, dated as of December 30, 1987, as amended and restated as of
          April 1, 1988, between Wilmington Trust Company, as Corporate Owner Trustee,
          and Donald E. Smith, as Individual Owner Trustee, lessor, and Signal Shasta
          Energy Company Inc., lessee (incorporated by reference to Exhibit 10.52 to the registrant's 1988 annual report on Form 10-K).

---------------
* In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

                        WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX


Number and Description of Exhibit*
----------------------------------

10.19 Lease Agreement, dated as of September 15, 1988, between State Street Bank and Trust Company of Connecticut, N.A., lessor, and Baltimore Refuse Energy Systems Company, Limited Partnership, lessee (incorporated by reference to Exhibit 10.40 to registrant's registration statement on Form S-4, Reg. No. 33-36118).

10.20     Second Amendment and Restatement of Lease Agreement, dated as of
          May 1, 1988, between the First National Bank of Boston, as Corporate Owner Trustee, James E. Mogavero, as Individual Owner Trustee, lessor, and Bridgeport Resco, lessee (incorporated by reference to Exhibit
          10.41 to registrant's registration statement on Form S-4, Reg. No. 33-36118).

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

---------------
* In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

Number and Description of Exhibit*
----------------------------------
10.28     Amendment, dated as of December 6, 1991, to the 1988 Stock Plan (incorporated by reference to Exhibit 19.02 to the registrant's 1991 annual report on Form 10-K).

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

10.36     Amended and Restated Master Intercorporate Agreement, dated as of November
          1, 1993, by and among WMX, CWM and the registrant (incorporated by reference to Exhibit 10.36 to the registrant's 1993 annual report on Form 10-K).

10.37     Wheelabrator Technologies Inc. Corporate Incentive Bonus Plan (as amended and restated as of March 14, 1994) (incorporated by reference to Exhibit 10.39 to the registrant's 1993 annual report on Form 10-K).

10.38     Wheelabrator Technologies Inc. Corporate Incentive Bonus Plan (as amended and restated as of March 13, 1995).

---------------
* In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

Number and Description of Exhibit*
----------------------------------
10.39     Wheelabrator Technologies Inc. Long Term Incentive Plan (as amended and restated as of March 23, 1994) (incorporated by reference to Exhibit 10.40 to the registrant's 1993 annual report on Form 10-K).

10.40     Retirement Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 10.32 to the registrant's 1988 annual report on Form 10-K).

10.41     Amendment, dated as of September 7, 1990, to the Retirement Plan for Non-
          Employee Directors of the registrant (incorporated by reference to Exhibit 19.01 to the registrant's 1990 annual report on Form 10-K).

10.42     Amendment, dated June 10, 1991, to the Retirement Plan for Non-Employee
          Directors of the registrant (incorporated by reference to Exhibit 19.01 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

10.43     1991 Stock Option Plan for Non-Employee Directors of the registrant ("1991
          Directors Plan") adopted June 10, 1991 (incorporated by reference to Exhibit 19.04 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30,
          1991).

10.44     Amendment to 1991 Directors Plan dated as of December 22, 1993 (incorporated by reference to Exhibit 10.46 to the registrant's 1993 annual report on Form 10-K).

10.45     Amendment to 1991 Directors Plan adopted on August 29, 1994 (incorporated by reference to Exhibit 10.46 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994).

10.46     1992 Stock Option Plan of the registrant (incorporated by reference to Exhibit
          10.45 to the registrant's 1991 annual report on Form 10-K).

10.47     Rust Intercorporate Services Agreement, dated as of January 1, 1993, by and among the registrant, Rust International Inc. ("Rust"), WMX and CWM
          (incorporated by reference to Exhibit 10.42 to the registrants's 1992 annual report on Form 10-K).

10.48     Amendment No. 1 to Rust Intercorporate Services Agreement dated as of August
          10, 1993 by and among the registrant, Rust, WMX and CWM (incorporated by reference to Exhibit 10.49 to the registrant's 1993 annual report on Form 10-K).

10.49     Organizational Agreement (see Item 2.02 hereof).

---------------
* In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

Number and Description of Exhibit*
----------------------------------
10.50     Third Amended and Restated International Development Agreement, dated as of
          January 1, 1993, among the registrant, WMX, CWM, WMII, Waste Management
          International B.V. ("WMIBV"), Waste Management International plc ("WM
          International"), Rust, WTI International Holdings Inc. ("WTI International") and
          RIH Inc. ("RIH") (incorporated by reference to Exhibit 19.05 to the registrant's
          1992 annual report on Form 10-K).

10.51     First Amended and Restated International Business Opportunities Agreement
          ("IBOA"), dated as of January 1, 1993, by and among the registrant, WMX, CWM,
          WM International, WMII and Rust (incorporated by reference to Exhibit 28 to the registrant's registration statement on Form S-3, Reg. No. 33-59606).

10.52     Amendment Agreement, dated as of January 28, 1994, by and among the registrant, WMX, CWM, WM International, WMII and Rust amending the IBOA
          (incorporated by reference to Exhibit 10.53 to the registrant's 1993 annual report on Form 10-K).

10.53     Amended and Restated Master Dividend Deed dated, December 30, 1992, by and among the registrant, CWM, WMII, WMX's foreign nominee, WM International,
          WMIBV, RIH and WTI International (incorporated by reference to Exhibit 19.07 to the registrant's 1992 annual report on Form 10-K).

10.54     Reimbursement Agreement dated March 10, 1993, between WMX and the registrant (incorporated by reference to Exhibit 10.51 to the registrant's registration statement on Form S-1, Reg. No. 33-47575).

11.       None.

12.       None.

13.1      Management's Discussion and Analysis of Financial Condition and Results of
          Operations.

13.2      Consolidated Financial Statements and Supplementary Data.

14.       Inapplicable.

15.       Inapplicable.

16.       None.

---------------
* In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

Number and Description of Exhibit*
----------------------------------
17.       Inapplicable.

18.       None.

19.       Inapplicable.

20.       Inapplicable.

21.       List of subsidiaries of the registrant.

22.       None.

23.1      Consent of Arthur Andersen LLP regarding the registrant.

23.2      Consent of Arthur Andersen LLP regarding Rust.

24.       None.

25.       Inapplicable.

26.       Inapplicable.

27.       Financial Data Schedule.

28.       None.

99.01     Rust's Consolidated Balance Sheets as of December 31, 1993 and 1994,
          Consolidated Statements of Income, Cash Flows and Changes in Stockholders'
          Equity for each of the years in the three-year period ended December 31, 1994 and Notes to Consolidated Financial Statements (incorporated by reference to pages F-1 through F-22 of Rust's 1994 annual report on Form 10-K, Commission
          File No. 1-11896).

99.02     Financial statement schedules of Rust (incorporated by reference to pages F-23 through F-24 of Rust's 1994 annual report on Form 10-K, Commission File No.
          1-11896).

---------------
* In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.