Form 10-Q
period 1995-03-31
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1995-05-12
CIK 790159

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

                 For The Quarterly Period Ended March 31, 1995
                                                --------------

                         Commission file number 0-14246
                                                -------

                        Wheelabrator Technologies Inc.
                 ---------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                           22-2678047
- -------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

Liberty Lane, Hampton, New Hampshire                               03842
- ------------------------------------                             ----------
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

Number of shares of common stock outstanding at April 30, 1995 - 184,535,594

                        WHEELABRATOR TECHNOLOGIES INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1995
                     ------------------------------------



                                     INDEX
                                     -----

Part I - Financial Information:                                            Page No.
- -------------------------------                                            --------
Item 1 - Financial Statements

  Consolidated Balance Sheets as of December 31, 1994, and March 31, 1995..   1

  Consolidated Statements of Income for the Three Months Ended
         March 31, 1994 and 1995...........................................   2

  Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 1994 and 1995...........................................   3

  Consolidated Statements of Changes in Stockholders' Equity for
         the Three Months Ended March 31, 1994 and 1995....................   4

  Notes to Consolidated Financial Statements...............................   5

Item 2 - Management's Discussion and Analysis of Results
            of Operations and Financial Condition..........................   7

Part II - Other Information:
- ----------------------------

Item 1 - Legal Proceedings.................................................  12
Item 6 - Exhibits and Reports on Form 8-K..................................  13
SIGNATURE..................................................................  14
Exhibit Index..............................................................  15

                        PART I.  FINANCIAL INFORMATION

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (000's omitted, except share amounts)
                                  (unaudited)

                                     ASSETS
                                     ------

                                                                        December 31,      March 31,
                                                                            1994            1995
                                                                        ------------     ------------
Current assets:
  Cash and cash equivalents............................................  $   36,133      $   29,039
  Receivables, net of allowance of $9,462 in 1994 and $10,499 in 1995..     230,433         235,053
  Inventories..........................................................      69,220          69,218
  Costs and earnings in excess of billings.............................      28,767          35,791
  Other current assets.................................................      64,220          58,060
                                                                         ----------      ----------
     Total current assets..............................................     428,773         427,161
                                                                         ----------      ----------
Property, plant and equipment, net.....................................   1,680,002       1,661,881
Cost in excess of net assets of acquired businesses, net...............     230,711         228,759
Investments in affiliates..............................................     618,971         633,538
Other assets...........................................................     324,014         321,415
                                                                         ----------      ----------
        Total assets...................................................  $3,282,471      $3,272,754
                                                                         ==========      ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Current maturities of long-term project debt.........................  $   29,213      $   29,528
  Due to WMX Technologies, Inc.........................................      53,163          32,316
  Accounts payable.....................................................     100,911          97,285
  Accrued liabilities..................................................     189,687         173,881
  Advance payments on contracts........................................      65,966          66,809
                                                                         ----------      ----------
    Total current liabilities..........................................     438,940         399,819
                                                                         ----------      ----------

Long-term project debt.................................................     735,646         731,643
Deferred income taxes..................................................     332,617         345,335
Deferred income........................................................      89,083          86,897
Other long-term liabilities............................................     261,303         255,213

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00 per share, 50,000,000 shares
   authorized, none issued or outstanding..............................           -               -
  Common stock, par value $0.01 per share, 500,000,000 shares
    authorized, 189,545,407 shares issued in 1994 and 1995.............       1,895           1,895
  Capital in excess of par value.......................................     877,428         877,313
  Cumulative translation adjustments...................................     (17,650)         (9,409)
  Treasury stock at cost; 3,270,054 shares in 1994 and 4,959,323
    shares in 1995.....................................................     (47,489)        (70,326)
  Retained earnings....................................................     610,698         654,374
                                                                         ----------      ----------
    Total stockholders' equity.........................................   1,424,882       1,453,847
                                                                         ----------      ----------
      Total liabilities and stockholders' equity.......................  $3,282,471      $3,272,754
                                                                         ===========     ==========

     The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1995
                   (000's omitted, except per share amounts)
                                  (unaudited)

                                                     1994       1995
                                                   ---------  ---------
Revenue..........................................  $281,332   $373,299

Operating expenses...............................   195,584    267,893
Selling and administrative expenses..............    25,652     31,758
Interest expense.................................    12,640     15,827
Interest income..................................    (3,404)    (2,480)
Equity in earnings of affiliates.................    (8,491)    (8,279)
Other (income) or expense, net...................    (1,697)       132
                                                   --------   --------
  Income before income taxes.....................    61,048     68,448
Income tax provision.............................    20,908     24,772
                                                   --------   --------
  Net income.....................................  $ 40,140   $ 43,676
                                                   ========   ========

Weighted average common and common equivalent
  shares outstanding.............................   190,200    186,400
                                                   ========   ========

Earnings per common and common equivalent share..  $   0.21   $   0.23
                                                   ========   ========

 The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1995
                                (000's omitted)
                                  (unaudited)

                                                                                   1994       1995
                                                                                ----------  ---------
OPERATING ACTIVITIES:
Net income....................................................................  $  40,140   $ 43,676
Adjustments to reconcile net income to cash flows from operating activities:
  Depreciation and amortization...............................................     21,231     26,622
  Deferred income taxes.......................................................      9,101     11,402
  Undistributed earnings of affiliates........................................     (8,491)    (8,279)
  Changes in assets and liabilities, net of effects of acquired businesses:
     Receivables, net.........................................................    (31,629)    (4,620)
     Inventories..............................................................     (6,306)         2
     Costs and earnings in excess of billings.................................     (3,023)    (7,024)
     Other current assets.....................................................      7,205      9,175
     Accounts payable and accrued liabilities.................................    (20,027)   (19,391)
     Advance payments on contracts............................................        220        843
     Other long-term liabilities..............................................    (11,840)    (8,276)
  Other, net..................................................................        471      4,197
                                                                                ---------   --------
  Net cash provided by (used for) operating activities........................     (2,948)    48,327
                                                                                ---------   --------

INVESTING ACTIVITIES:
Capital expenditures..........................................................    (40,387)    (4,752)
Investments held by trustees..................................................      6,274       (523)
Cash paid for acquisitions, net of acquired cash..............................     (4,509)         -
Other, net ...................................................................      3,063     (3,792)
                                                                                ---------   --------
  Net cash used for investing activities......................................    (35,559)    (9,067)
                                                                                ---------   --------

FINANCING ACTIVITIES:
Additions to long-term project debt...........................................    112,985          -
Repayments of long-term project debt..........................................   (122,854)    (3,775)
Net borrowings from WMX Technologies, Inc.....................................     23,930    (20,847)
Proceeds from exercise of stock options, net..................................      4,261        198
Stock repurchase program......................................................          -    (23,150)
Other, net....................................................................     (3,736)     1,220
                                                                                ---------   --------
  Net cash provided by (used for) financing activities........................     14,586    (46,354)
                                                                                ---------   --------

Decrease in cash and cash equivalents.........................................    (23,921)    (7,094)
Cash and cash equivalents at beginning of period..............................     36,719     36,133
                                                                                ---------   --------
Cash and cash equivalents at end of period....................................  $  12,798   $ 29,039
                                                                                =========   ========

Supplemental disclosure:
  Interest paid, net of amounts capitalized...................................  $   9,195   $  9,586
                                                                                =========   ========
  Income taxes paid...........................................................  $   8,179   $  5,684
                                                                                =========   ========

   The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1995
                     (000's omitted, except share amounts)
                                  (unaudited)


                                                  Capital in  Cumulative
                                        Common    Excess of   Translation  Treasury   Retained
                                        Stock     Par Value   Adjustment    Stock     Earnings      Total
                                       --------   ----------  -----------  --------   --------    ----------
Balance, December 31, 1993              $1,888    $874,580    $(33,670)   $   (717)   $444,757    $1,286,838

Net income                                   -           -           -           -      40,140        40,140
Foreign currency translation                 -           -       6,935           -           -         6,935
Exercise of stock options                    3       2,581           -         577           -         3,161
Tax benefit from stock
  options                                    -       1,100           -           -           -         1,100
                                        ------    --------    --------    --------    --------    ----------

Balance, March 31, 1994                 $1,891    $878,261    $(26,735)   $   (140)   $484,897    $1,338,174
                                        ======    ========    ========    ========    ========    ==========



Balance, December 31, 1994              $1,895    $877,428    $(17,650)   $(47,489)   $610,698    $1,424,882

Net income                                   -           -           -           -      43,676        43,676
Foreign currency translation                 -           -       8,241           -           -         8,241
Exercise of stock options                    -        (128)          -         313           -           185
Tax benefit from stock
  options                                    -          13           -           -           -            13
Stock repurchases (1,708,600 shares)         -           -           -     (23,150)          -       (23,150)
                                        ------    --------    --------    --------    --------    ----------

Balance, March 31, 1995                 $1,895    $877,313    $ (9,409)   $(70,326)   $654,374    $1,453,847
                                        ======    ========    ========    ========    ========    ==========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The accompanying financial statements have been prepared by Wheelabrator Technologies Inc. ("Wheelabrator" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

     Wheelabrator is a majority-owned subsidiary of WMX Technologies, Inc. ("WMX"). Wheelabrator and WMX are parties to an agreement which provides, among other things, for Wheelabrator to lend excess cash to WMX at interest rates at least as favorable as those Wheelabrator could otherwise obtain. Under the terms of this agreement, in the event the Company requires short-term cash for the conduct of its business and operations, WMX will make available to Wheelabrator such amounts as Wheelabrator requires, up to a total of $100 million in excess of amounts loaned by Wheelabrator to WMX. As of March 31, 1995, the Company had $32.3 million of net borrowings from WMX under the terms of this agreement.

          Earnings per common and common equivalent share are calculated using the weighted average number of shares outstanding for each period, including the effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of unexercised stock options.

             ------------------------------------------------------

NOTE 2 - COMMITMENTS AND CONTINGENCIES

     In 1994, a Connecticut Superior Court judge issued a decision on appeals of the Connecticut Department of Environmental Protection's ("DEP") issuance of Wheelabrator's permit to construct the $92 million Lisbon, Connecticut, trash-to-energy facility. In the ruling, the judge remanded the permit back to the DEP for further proceedings on an uncontested permit condition that requires the Lisbon facility to dispose of only Connecticut waste. The Company continues to construct the facility as it pursues a favorable resolution of this permit remand through appropriate judicial and regulatory proceedings. As of March 31, 1995, the facility was approximately 90 percent complete. Although Wheelabrator believes that the probability of an adverse determination as a result of the judge's remand order is remote, such a determination could result in the permanent termination of facility construction. Through a guarantee agreement with the Eastern Connecticut Resource Recovery Authority ("ECRRA"), the facility's owner, such a consequence may require the Company to redeem the debt issued to finance the facility. In the unlikely event this were to occur, the resulting payments could have a material adverse impact on the Company's financial condition and results of operations.

     Wheelabrator has been notified by certain private parties that it may be potentially responsible for a portion of the remediation costs related to a certain state-listed remediation site currently undergoing a site assessment study. Although the Company has been requested by these private parties to share in these costs, no litigation has been filed, nor has the Company been named as a potentially responsible party. At the present time, there is insufficient information available to estimate the remediation costs or the extent of Wheelabrator's responsibility, if any.

     There are various lawsuits and claims pending against Wheelabrator that have arisen in the normal course of Wheelabrator's business and relate mainly to matters of product liability, personal injury and property damage. The outcome of these matters is not presently determinable, but in the opinion of management, based on the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 3 - ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. The Company is studying FAS 121 but currently does not believe its application will have a material impact on the Company's financial statements.

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition
         ----------------------------------

RESULTS OF OPERATIONS

     Consolidated revenue for the three month period ended March 31, 1995, grew $92.0 million to $373.3 million, which represents a 33 percent increase over the prior year. Just under 30 percent of the revenue growth reflects incremental construction revenue from the Lisbon, Connecticut, trash-to-energy facility being built by Wheelabrator. Another 30 percent of the revenue increase reflects the impact of water quality control businesses acquired during the last twelve months. The remaining 40 percent was split almost equally between revenue from new plants and the growth of existing businesses.

     Revenue from energy businesses grew $54.2 million or 37 percent during the quarter and contributed 54 percent of Wheelabrator's total revenue versus 53 percent in the first quarter of 1994. The Company's Falls Township trash-to-energy facility located outside of Philadelphia, Pennsylvania, and the Polk County, Florida, urban wood waste-to-energy facility, both of which began commercial operation in the third quarter of last year, provided almost 30 percent of energy's growth. Incremental construction revenue recognized on Lisbon provided another 48 percent of the increase. The balance of energy's growth was attributable to a modest improvement in contract deliveries from municipal customers as the economy improves, contractual price escalation and plant operating performances.

     Wheelabrator's water business revenue grew $38.0 million or 40 percent during the quarter and provided 36 percent of total revenue versus 33 percent in the same quarter of last year. Acquisitions accounted for 73 percent of this growth. The companies purchased during the past twelve months include Memtek in the United States, Procesos y Sistemas de Separacion, S.A. in Spain, Darchet Engineering and Water Treatment in Singapore, Rossmark in The Netherlands, and a number of smaller companies. These acquisitions strengthened the Company's global ability to design and supply high-technology industrial water and wastewater treatment systems. The Baltimore I biosolids pelletizer facility, which began commercial operations in January 1995, contributed 4 percent of the growth, with the balance of water's increase coming from existing businesses. Compared to the first quarter of 1994, existing water business growth came principally from increased land application volumes and new contracts, contractual price escalation at the Company's New York Organic Fertilizer Company ("NYOFCO") biosolids pelletizer facility and improved screen product sales, primarily in North America and Australia.

     Air business revenue was generally flat compared to the first quarter of 1994, providing 10 percent of total revenue versus 14 percent a year ago. The businesses involved in volatile organic compound, odor control and continuous emissions monitoring equipment and technology grew modestly over the same quarter last year; however, this growth was offset by the lull in air pollution control retrofit activity by utilities between Phases I and II of the Clean Air Act Amendments of 1990 (the "CAAA"). As it has done in the past, management intends to continue to size this business according to market demand.

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------

     Gross margin was 28.2 percent in the first quarter of 1995, down from 30.5 percent in the first quarter of 1994. The primary reason for this decline is that Lisbon construction revenue is being offset by a corresponding amount of construction expense. As a result, there was $26.3 million of incremental first quarter 1995 revenue related to Lisbon construction that did not contribute any margin. Excluding this construction revenue, first quarter 1995 gross margin was 30.4 percent, relatively consistent with a year ago. Overall margins are anticipated to decline slightly as the Company continues to expand its water businesses. However, the extent of the decline is highly dependent on the water business mix, as own-and-operate projects, such as NYOFCO, typically have higher associated margins than process equipment and contract operating businesses that involve lower risk and less capital commitment.

     Selling and administrative expenses as a percent of revenue were consistent with last year after excluding the incremental Lisbon construction revenue, which has no associated selling and administrative expenses. On an absolute basis, selling and administrative expenses increased $6.1 million over the same quarter a year ago primarily due to the impact of 1994 acquisitions.

     First quarter 1995 interest expense increased $3.2 million in 1995 compared to 1994. A reduction in capitalized interest in 1995, since no Wheelabrator-owned facilities were under construction during the quarter, and higher rates and borrowings from WMX more than offset the benefit of lower outstanding project debt balances. Interest income declined 27 percent compared to 1994 due to lower invested balances with WMX. Wheelabrator's equity in the earnings of Waste Management International plc ("WM International") and Rust International Inc. were down slightly when compared to the first quarter of 1994, but were in line with expectations. The Company's effective tax rate excluding equity income, which is presented net of tax, was 41.2 percent, up from 39.8 percent a year ago, reflecting primarily a shift in mix of income sources to higher tax rate states.

     Net income in the first quarter increased nine percent to $43.7 million, or $0.23 per share, compared to net income of $40.1 million, or $0.21 per share, in the year earlier period. The difference between revenue and net income growth rates is primarily attributable to flat equity earnings, the absence of interest capitalization, decreased interest income and a higher effective tax rate. Operating income showed a strong 23 percent increase in the first quarter versus a year ago.

     The majority of Wheelabrator's businesses are intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. While the Company is faced, in the normal course of its activities, with the need to expend funds for environmental

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------

protection and remediation, it does not expect such expenditures to have a material adverse effect on its financial condition or results of operations because its business is based upon compliance with environmental laws and regulations and its goods and services are priced accordingly. Such costs may increase in the future as a result of legislation or regulation. However, the Company believes that in general it benefits from increased government regulation, which increases the demand for its products and services, and that it has the resources and experience to manage environmental risk.

     Wheelabrator has been notified by certain private parties that it may be potentially responsible for a portion of the remediation costs related to a certain state-listed remediation site currently undergoing a site assessment study. Although the Company has been requested by the private parties to share in these costs, no litigation has been filed and the Company has not been named a potentially responsible party. At the present time, there is insufficient information available to estimate the remediation costs or the extent of Wheelabrator's responsibility, if any.

     Wheelabrator also becomes involved, in the normal course of business, in judicial and administrative proceedings related to alleged violations of licenses, permits, laws or regulations, or differing interpretations of applicable requirements. From time to time, the Company pays fines and penalties as a result of such proceedings. To date, such fines and penalties have not been material and, in the opinion of management, the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the business and properties of the Company, taken as a whole, or its financial position or results of operations.

     From time to time, the Company uses foreign currency derivatives to mitigate the impact of currency fluctuations on its equity income from WM International and on certain specifically identified transactions. Derivatives used are confined to simple instruments that do not involve multipliers or leverage. The Company had no material amount of foreign currency derivatives outstanding during the first quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

     The principal uses of capital during the first three months of 1995 were stock repurchases, paydowns of short-term borrowings from WMX, and long-term project debt and lease payments. Capital expenditures throughout the remainder of the year are anticipated to be significantly higher than the first quarter's $4.8 million due, in part, to the commencement of construction of a second pelletizer installation in Baltimore along with the privatization of the Miami Conservancy District wastewater treatment plant located in Franklin, Ohio, following receipt of federal regulatory approvals. Wheelabrator currently has several other projects in various stages of development. Total 1995 capital expenditures are anticipated to be approximately $100 million. The Company also intends to continue its diversification through

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------

selected acquisitions of air and water quality control technologies and companies, both domestically and internationally.

     Wheelabrator believes it has access to sufficient capital resources to finance its development and construction projects along with future acquisitions and authorized stock repurchases. Operating cash flows or borrowings from WMX pursuant to the Master Intercorporate Agreement between the Company and WMX may be utilized to meet short-term funding requirements. The Company may borrow up to $100 million in excess of any amount loaned to WMX until September 1995 pursuant to this agreement. The Company and WMX have entered into discussions regarding an extension of the terms of this credit facility. Future needs for long-term external capital are anticipated to be met by permanently financing certain projects.

     Before the turn of the century, the air pollution control systems at certain trash-to-energy facilities owned or leased by Wheelabrator will be required to be modified to comply with more stringent air pollution control standards such as those in the CAAA. Required compliance dates for affected facilities are not yet known because the U.S. Environmental Protection Agency has not issued the final emission regulations and timetables required by the CAAA. Based on the draft emission standards issued to date as part of the CAAA rule-making process, currently available technologies will be adequate to meet the new standards. Although the total expenditures required for such modifications are estimated to be in the $225-$275 million range, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements allow the Company to recover from customers the majority of incremental capital and operating costs.

     In 1994, a Connecticut Superior Court judge issued a decision on appeals of the DEP issuance of Wheelabrator's permit to construct the $92 million Lisbon, Connecticut, trash-to-energy facility. In the ruling, the judge remanded the permit back to the DEP for further proceedings on an uncontested permit condition that requires the Lisbon facility to dispose of only Connecticut waste. The Company continues to construct the facility as it pursues a favorable resolution of this permit remand through appropriate judicial and regulatory proceedings. As of March 31, 1995, the facility was approximately 90 percent complete. Although Wheelabrator believes that the probability of an adverse determination as a result of the judge's remand order is remote, such a determination could result in the permanent termination of facility construction. Through a guarantee agreement with the ECRRA, the facility's owner, such a consequence may require the Company to redeem the debt issued to finance the facility. In the unlikely event this were to occur, the resulting payments could have a material adverse impact on the Company's financial condition and results of operations.

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------

     During the quarter, Wheelabrator repurchased approximately 1.7 million shares of its common stock. The Company is authorized to repurchase an additional 8.8 million shares through March 1996.


FINANCIAL CONDITION

     The Company's financial condition at March 31, 1995, compared to December 31, 1994, generally reflects the results of normal operating activities as well as the use of funds for stock repurchases and paydowns on short-term borrowings from WMX. During the first quarter of 1995, net property, plant and equipment decreased by $18.1 million as a result of depreciation offset in part by capital expenditures. Net working capital as of March 31, 1995, increased $37.5 million from year-end 1994 levels to $27.3 million due largely to cash flows from operations being used to make first quarter lease and tax payments and to reduce short-term borrowings from WMX. An additional $67.7 million of borrowings are available to meet short-term funding requirements under the terms of the Company's Master Intercorporate Agreement with WMX.


ACCOUNTING PRONOUNCEMENT

     The Company is required to adopt Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121") beginning in 1996. The Company is studying FAS 121, but currently does not believe the pronouncement's application will have a material impact on its financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1 - Legal Proceedings
         -----------------

Regulatory - The business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential exists for the discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action in which governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. At
March 31, 1995, the Company was involved in one such proceeding where the Company believes sanctions involved may exceed $100,000.

Other - In addition, there are other routine lawsuits and claims, including certain environmental matters, pending against Wheelabrator and its subsidiaries which are incidental to its businesses. In the opinion of the Company's management, the ultimate liability, if any, with respect to the above proceedings and such other lawsuits and claims will not have a material adverse effect on the business and properties of the Company, taken as a whole, or its financial position and results of operations.

ITEM 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits:

     The exhibits to this report are listed on the Exhibit Index elsewhere herein.

(b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURE
                                   ---------


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WHEELABRATOR TECHNOLOGIES INC.


May 11, 1995                           /s/ John D. Sanford
                                       -----------------------------
                                       John D. Sanford
                                       Vice President and
                                       Chief Financial Officer

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