Form 10-Q
period 1995-06-30
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1995-08-11
CIK 790159

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

                  For The Quarterly Period Ended June 30, 1995
                                                 -------------

                         Commission file number 0-14246
                                                -------

                        Wheelabrator Technologies Inc.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           22-2678047
- ---------------------------------                           -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  Liberty Lane, Hampton, New Hampshire                              03842
- ----------------------------------------                         ----------
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

Number of shares of common stock outstanding at July 31, 1995 - 184,749,857

                        WHEELABRATOR TECHNOLOGIES INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995
                      -----------------------------------



                                     INDEX
                                     -----



Part I - Financial Information:                                         Page No.
- -------------------------------                                         --------

Item 1 - Financial Statements


  Consolidated Balance Sheets as of December 31, 1994, and June 30, 1995..   1

  Consolidated Statements of Income for the Three and Six Months Ended
         June 30, 1994 and 1995...........................................   2

  Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 1994 and 1995...........................................   3

  Consolidated Statements of Changes in Stockholders' Equity for
         the Six Months Ended June 30, 1994 and 1995......................   4

  Notes to Consolidated Financial Statements..............................   5

Item 2 - Management's Discussion and Analysis of Results
            of Operations and Financial Condition.........................   8



Part II - Other Information:
- ----------------------------

Item 1 - Legal Proceedings................................................  14
Item 4 - Submission of Matters to a Vote of Security Holders..............  14
Item 6 - Exhibits and Reports on Form 8-K.................................  15
SIGNATURE.................................................................  16
Exhibit Index.............................................................  17

                        PART  I.  FINANCIAL INFORMATION

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (000's omitted, except share amounts)
                                  (unaudited)

                                                                                   December 31,    June 30,
                                                                                       1994          1995
                                                                                   ------------   -----------
                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents......................................................   $   36,133    $   33,605
  Receivables, net of allowance of $9,462 in 1994 and $10,195 in 1995............      230,433       259,939
  Inventories....................................................................       69,220        68,147
  Costs and earnings in excess of billings.......................................       28,767        42,780
  Other current assets...........................................................       64,220        54,876
                                                                                    ----------    ----------
     Total current assets........................................................      428,773       459,347
                                                                                    ----------    ----------

Property, plant and equipment, net...............................................    1,680,002     1,642,792
Cost in excess of net assets of acquired businesses, net.........................      230,711       227,375
Investments in affiliates........................................................      618,971       646,860
Other assets.....................................................................      324,014       319,036
                                                                                    ----------    ----------
        Total assets.............................................................   $3,282,471    $3,295,410
                                                                                    ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Current maturities of long-term project debt....................................  $   29,213    $   29,760
  Due to WMX Technologies, Inc....................................................      53,163             -
  Accounts payable................................................................     100,911       115,544
  Accrued liabilities.............................................................     189,687       173,818
  Advance payments on contracts...................................................      65,966        60,570
                                                                                    ----------    ----------
     Total current liabilities....................................................     438,940       379,692
                                                                                    ----------    ----------

Long-term project debt............................................................     735,646       727,826
Deferred income taxes.............................................................     332,617       363,607
Deferred income...................................................................      89,083        83,040
Other long-term liabilities.......................................................     261,303       254,429

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00 per share, 50,000,000 shares authorized, none
     issued or outstanding........................................................           -             -
  Common stock, par value $0.01 per share, 500,000,000 shares authorized,
     189,545,407 shares issued in 1994 and 1995...................................       1,895         1,895
  Capital in excess of par value..................................................     877,428       877,052
  Cumulative translation adjustments..............................................     (17,650)       (8,569)
  Treasury stock at cost; 3,270,054 shares in 1994 and 4,984,455 shares in 1995...     (47,489)      (70,603)
  Retained earnings...............................................................     610,698       687,041
                                                                                    ----------    ----------
     Total stockholders' equity...................................................   1,424,882     1,486,816
                                                                                    ----------    ----------
        Total liabilities and stockholders' equity................................  $3,282,471    $3,295,410
                                                                                    ==========    ==========

     The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1995
                   (000's omitted, except per share amounts)
                                  (unaudited)

                                                            Three Months           Six Months
                                                           Ended June 30,        Ended June 30,
                                                         -------------------   -------------------
                                                           1994       1995       1994       1995
                                                         --------   --------   --------   --------

Revenue..........................................        $321,661   $369,994   $602,993   $743,293

Operating expenses...............................         218,508    260,590    414,092    528,483
Selling and administrative expenses..............          29,615     32,869     55,267     64,627
Interest expense.................................          11,442     15,206     24,082     31,033
Interest income..................................          (3,526)    (2,934)    (6,930)    (5,414)
Equity in earnings of affiliates.................          (9,976)   (10,952)   (18,467)   (19,231)
Other income, net................................            (518)    (3,415)    (2,215)    (3,283)
                                                         --------   --------   --------   --------
  Income before income taxes.....................          76,116     78,630    137,164    147,078
Income tax provision.............................          27,506     25,662     48,414     50,434
                                                         --------   --------   --------   --------
  Net income.....................................        $ 48,610   $ 52,968   $ 88,750   $ 96,644
                                                         ========   ========   ========   ========

Weighted average common and common
  equivalent shares outstanding..................         190,500    185,300    190,400    185,900
                                                         ========   ========   ========   ========

Earnings per common and common equivalent share..        $   0.26   $   0.29   $   0.47   $   0.52
                                                         ========   ========   ========   ========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 3O, 1994 AND 1995
                                (000's omitted)
                                  (unaudited)

                                                                                   1994       1995
                                                                                ----------  ---------
OPERATING ACTIVITIES:
Net income....................................................................  $  88,750   $ 96,644
Adjustments to reconcile net income to cash flows from operating activities:
  Depreciation and amortization...............................................     44,458     53,575
  Deferred income taxes.......................................................     21,424     29,322
  Undistributed earnings of affiliates........................................    (18,467)   (19,231)
  Changes in assets and liabilities, net of effects of acquired businesses:
     Receivables, net.........................................................    (22,119)   (28,220)
     Inventories..............................................................     (5,709)     1,073
     Costs and earnings in excess of billings.................................     (5,708)   (14,013)
     Other current assets.....................................................     (1,152)     9,183
     Accounts payable and accrued liabilities.................................     (5,388)   (21,260)
     Advance payments on contracts............................................     (2,548)    (5,396)
     Other long-term liabilities..............................................    (37,074)   (12,917)
  Other, net..................................................................      1,706     (4,753)
                                                                                ---------   --------
  Net cash provided by operating activities...................................     58,173     84,007
                                                                                ---------   --------

INVESTING ACTIVITIES:
Capital expenditures..........................................................    (73,311)   (12,227)
Proceeds from sale of investments.............................................      1,581     12,658
Investments held by trustees..................................................      6,229       (895)
Cash paid for acquisitions, net of acquired cash..............................     (3,358)         -
Other, net ...................................................................      1,793     (3,819)
                                                                                ---------   --------
  Net cash used for investing activities......................................    (67,066)    (4,283)
                                                                                ---------   --------

FINANCING ACTIVITIES:
Additions to long-term project debt...........................................    112,985          -
Repayments of long-term project debt..........................................   (126,196)    (7,446)
Net borrowings from WMX Technologies, Inc.....................................          -    (53,163)
Proceeds from exercise of stock options, net..................................      7,749        930
Stock repurchase program......................................................          -    (24,420)
Other, net....................................................................     (2,273)     1,847
                                                                                ---------   --------
  Net cash used for financing activities......................................     (7,735)   (82,252)
                                                                                ---------   --------
Decrease in cash and cash equivalents.........................................    (16,628)    (2,528)
Cash and cash equivalents at beginning of period..............................     36,719     36,133
                                                                                ---------   --------
Cash and cash equivalents at end of period....................................  $  20,091   $ 33,605
                                                                                =========   ========

Supplemental disclosure:
  Interest paid, net of amounts capitalized...................................  $  26,399   $ 30,098
                                                                                =========   ========
  Income taxes paid...........................................................  $  47,402   $ 29,075
                                                                                =========   ========

Significant noncash investing activities:
  Common stock issued for acquisitions........................................  $   2,900   $      -
                                                                                =========   ========
  Liabilities assumed in acquisitions.........................................  $  22,350   $      -
                                                                                =========   ========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1995
                     (000's omitted, except share amounts)
                                  (unaudited)

                                                 Capital in  Cumulative
                                        Common   Excess of   Translation  Treasury     Retained
                                        Stock    Par Value   Adjustment    Stock       Earnings      Total
                                        ------   ---------   ----------   --------     --------    ----------
Balance, December 31, 1993              $1,888    $874,580    $(33,670)   $   (717)    $444,757    $1,286,838

Net income                                   -           -           -           -       88,750        88,750
Dividends declared ($0.10 per share)         -           -           -           -      (18,954)      (18,954)
Foreign currency translation                 -           -      14,906           -            -        14,906
Exercise of stock options                    5       4,598           -       1,033            -         5,636
Tax benefit from stock
  options                                    -       2,113           -           -            -         2,113
Common stock issued
  for acquisitions                           2       2,898           -           -            -         2,900
Treasury stock received as
  settlement for claims                      -           -           -        (499)           -          (499)
                                        ------    --------    --------    --------     --------    ----------

Balance, June 30, 1994                  $1,895    $884,189    $(18,764)   $   (183)    $514,553    $1,381,690
                                        ======    ========    ========    ========     ========    ==========

Balance, December 31, 1994              $1,895    $877,428    $(17,650)   $(47,489)    $610,698    $1,424,882

Net income                                   -           -           -           -       96,644        96,644
Dividends declared ($0.11 per share)         -           -           -           -      (20,301)      (20,301)
Foreign currency translation                 -           -       9,081           -            -         9,081
Exercise of stock options                    -        (508)          -       1,306            -           798
Tax benefit from stock
  options                                    -         132           -           -            -           132
Stock repurchases (1,797,200 shares)         -           -           -     (24,420)           -       (24,420)
                                        ------    --------    --------    --------     --------    ----------

Balance, June 30, 1995                  $1,895    $877,052    $ (8,569)   $(70,603)    $687,041    $1,486,816
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

     Wheelabrator is a majority-owned subsidiary of WMX Technologies, Inc. ("WMX"). Wheelabrator and WMX are parties to an agreement which provides, among other things, for Wheelabrator to lend excess cash to WMX at interest rates at least as favorable as those Wheelabrator could otherwise obtain. Under the terms of this agreement, in the event the Company requires short-term cash for the conduct of its business and operations, WMX will make available to Wheelabrator such amounts as Wheelabrator requires, up to a total of $100 million in excess of amounts loaned by Wheelabrator to WMX. As of June 30, 1995, cash and cash equivalents included approximately $4.9 million of net investments with WMX under the terms of this agreement.

          Earnings per common and common equivalent share are calculated using the weighted average number of shares outstanding for each period, including the effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of unexercised stock options.

             ------------------------------------------------------

NOTE 2 - COMMITMENTS AND CONTINGENCIES

     In 1994, a Connecticut Superior Court issued a decision with respect to appeals brought by certain project opponents of the Connecticut Department of Environmental Protection's ("DEP") issuance to Wheelabrator of a permit to construct the $92 million Lisbon, Connecticut, trash-to-energy facility. In the ruling, the Court remanded the permit back to the DEP for further proceedings on an uncontested permit condition that requires the Lisbon facility to dispose of only Connecticut waste. Following a series of judicial proceedings, the permit was remanded to the DEP in July of this year. During these proceedings, the Company continued to construct the facility, which is complete and ready to undergo start-up and shakedown activities but lacks the necessary temporary operating permit to do so. If the Company does not prevail in the construction permit remand, the temporary operating permit cannot be obtained. Through a guarantee agreement with the Eastern Connecticut Resource Recovery Authority ("ECRRA"), the facility's owner, such a consequence may require the Company to redeem the debt issued to finance the facility, and the resulting payments could have a material adverse impact on the Company's financial condition and results of operations. The Company reached a settlement in July 1995 with a major opponent of the project pursuant to which this opponent withdrew all legal actions against the Lisbon project and agreed to support permitting the construction and operation of the facility. In light of this settlement, the Company continues to believe that the probability of an adverse determination by the DEP as a result of the Superior Court's construction permit remand is remote. Further, the Company believes that it will be successful in securing the construction and temporary operating permits necessary for the facility to generate electricity prior to the July 1996 delivery deadline contained in the facility's power contract.

     Wheelabrator has been notified by certain private parties that it may be potentially responsible for a portion of the remediation costs related to a certain state-listed remediation site currently subject to an enforcement order that includes a site assessment study. Although the Company has been requested by the private parties to share in these costs, no litigation has been filed and the Company has not been named a potentially responsible party. At the present time, there is insufficient information available to estimate the remediation costs or the extent of Wheelabrator's responsibility.

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

             ------------------------------------------------------

NOTE 3 - ACCOUNTING PRONOUNCEMENT

     The Company is required to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") beginning in 1996. The Company is studying FAS 121, but has not yet determined what, if any, effect its adoption will have on the Company's financial statements.

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition
         ----------------------------------

RESULTS OF OPERATIONS

     Consolidated revenue for the quarter ended June 30, 1995, grew $48.3 million to $370.0 million, a 15 percent increase over the prior year. First half 1995 consolidated revenue of $743.3 million represents an increase of $140.3 million, or 23 percent, compared to the first six months of 1994. Acquisitions, primarily of industrial water businesses, accounted for approximately 60 percent and 40 percent of second quarter and first half growth, respectively. New plants along with existing businesses were responsible for the remaining 40 percent of the second quarter's increased revenue as well as for slightly over 40 percent of the first half pick-up. The balance of the increase for the six months ended June 30, 1995, came from first quarter construction revenue associated with the Lisbon, Connecticut, trash-to-energy facility being built by Wheelabrator.

     Second quarter revenue from energy businesses grew $9.5 million, or six percent, from 1994 levels and contributed 47 percent of Wheelabrator's total revenue versus 51 percent in the year-earlier period. For the six months ended June 30, 1995, energy revenue increased $63.7 million, or 20 percent, and represented 51 percent of the Company's revenue. The comparable 1994 revenue contribution was 52 percent. Wheelabrator's Falls Township trash-to-energy facility located outside of Philadelphia, Pennsylvania, and the Polk County, Florida, urban wood waste-to-energy facility, both of which began commercial operation in the third quarter of last year, provided nearly 160 percent of the second quarter 1995 energy revenue increase. Revenue from existing plants declined during the second quarter compared to last year due mainly to greater curtailment of electrical purchases by the utility customers of the Company's California independent power facilities. Availability of lower cost hydropower associated with late spring snow melt prompted this curtailment. The Falls Township and Polk County facilities accounted for almost 50 percent of energy's first half revenue growth, with construction revenue recognized on the Lisbon plant contributing an additional 40 percent. Contractual price escalation along with a shift in trash deliveries toward higher-priced municipal contract sources principally accounted for the balance of the first half energy revenue growth.

     Wheelabrator's second quarter water business revenue grew $54.3 million or 48 percent compared to the same period in 1994. Water revenue for the six months ended June 30, 1995, increased $92.3 million, which represents growth of 45 percent over the prior year. Acquisitions generated over 50 percent and 60 percent of second quarter and first half growth, respectively. The companies purchased during the past 12 months include Procesos y Sistemas de Separacion, S.A. in Spain, Darchet Engineering and Water Treatment in Singapore, Rossmark in The Netherlands, and a number of smaller companies. These acquisitions strengthened the Company's global ability to design and supply high-technology industrial water and wastewater treatment systems. Existing businesses and the Baltimore I biosolids pelletizer facility, which began commercial operations in January of this year, accounted for the balance of the water revenue increase. Compared with 1994, existing water business growth came principally from increased land application volumes and new contracts, contractual price

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------

escalation at the Company's New York Organic Fertilizer Company biosolids pelletizer facility, and improved screen product sales, primarily in North America and Australia. Water-related businesses contributed 45 percent of the Company's consolidated second quarter revenue versus 35 percent in the year-earlier quarter and represented 40 percent of total first half revenue compared with 34 percent in 1994.

     Air business revenue declined 35 percent in the second quarter when compared to the same 1994 period and provided eight percent of total revenue versus 14 percent a year ago. Through six months, air businesses contributed nine percent of Wheelabrator's revenue compared to 14 percent last year. The declines are consistent with general air industry trends and reflect a lull in air pollution control retrofit activities by utilities between Phases I and II of the Clean Air Act Amendments of 1990 (the "CAAA"), spotty enforcement of existing regulations, and uncertainty associated with the current national political debate on environmental regulatory reform. Management down-sized certain of the Company's air businesses during the second quarter to reflect expected market demands during this lull period.

     Gross margin was 29.6 percent in the second quarter of 1995 and 28.9 percent through six months. Comparable prior year margins were 32.1 percent and
31.3 percent, respectively. The margin decline versus the second quarter of last year reflects the increased revenue contribution of lower-margin water businesses, decreased air business profitability, and the energy business' very strong margins during 1994's second quarter. An additional factor impacting the year-to-date margin decline was Lisbon construction revenue being offset by a corresponding amount of construction expense. Consequently, the $25.7 million of incremental first half revenue from Lisbon contributed no margin. Overall margins are expected to remain at approximately second quarter 1995 levels for the balance of the year as modest improvement in air business results are offset by the impact of continued growth of the Company's lower-margin process equipment and contract operation water businesses.

     Selling and administrative expenses as a percent of revenue for both the second quarter and the first half of 1995 declined compared with last year, reflecting primarily revenue growth at a rate faster than associated selling and overhead cost increases. Furthermore, the percentage decrease for the six months ended June 30, 1995, was strongly influenced by the incremental Lisbon construction revenue, which has no associated selling and administrative expenses. On an absolute basis, selling and administrative costs increased $3.3 million and $9.4 million over the second quarter and first half of 1994, respectively, mainly due to the impact of 1994 acquisitions.

     Second quarter and six month 1995 interest expense increased compared to 1994 because a reduction in interest capitalization more than offset the benefit of lower outstanding project debt balances. One Company-owned facility was in the early stage of construction during the first six months of 1995, while three Company-owned facilities were nearing completion during the comparable 1994 time-frame. Interest income decreased compared to 1994 due to lower

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------

investment balances with WMX. Wheelabrator's equity in the earnings of Waste Management International plc ("WM International") and Rust International Inc. ("Rust") increased versus 1994 because of improved performance at Rust. WM International's U.S. dollar results were approximately ten percent under prior year results for both the second quarter and first half of 1995. The Company's effective tax rate excluding equity income, which is reported net of tax, was
37.9 percent for the second quarter and 39.4 percent through the first six months of the year. Both rates are lower than comparable prior year figures and reflect ongoing tax planning activities as well as certain tax benefits associated with the Company's liquidation during 1995's second quarter of its investment in Abex, Inc. A book gain associated with this stock sale is included in other income. Going forward, Wheelabrator expects its effective tax rate to be around 40 percent.

     Net income in the second quarter increased nine percent to $53.0 million, or $0.29 per share, compared to $48.6 million, or $0.26 per share, in the second quarter of 1994. Similarly, net income for the first six months of 1995 increased nine percent to $96.6 million, or $0.52 per share, versus $88.8 million, or $0.47 per share, during the same period in 1994. The difference between revenue and net income growth rates is primarily attributable to Lisbon construction revenue, the second quarter gross margin decline, the absence of interest capitalization, decreased interest income, and slower earnings growth at the Company's equity affiliates.

     The majority of Wheelabrator's businesses are intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. While the Company is faced, in the normal course of its activities, with the need to expend funds for environmental protection and remediation, it does not expect such expenditures to have a material adverse effect on its financial condition or results of operations because its business is based upon compliance with environmental laws and regulations and its goods and services are priced accordingly. Such costs may increase in the future as a result of legislation or regulation. However, the Company believes that in general it benefits from increased government regulation, which increases the demand for its products and services, and that it has the resources and experience to manage environmental risk.

     Wheelabrator has been notified by certain private parties that it may be potentially responsible for a portion of the remediation costs related to a certain state-listed remediation site currently subject to an enforcement order that includes a site assessment study. Although the Company has been requested by the private parties to share in these costs, no litigation has been filed and the Company has not been named a potentially responsible party. At the present time, there is insufficient information available to estimate the remediation costs or the extent of Wheelabrator's responsibility.

     Wheelabrator also becomes involved, in the normal course of business, in judicial and administrative proceedings related to alleged violations of licenses, permits, laws or regulations,

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------

or differing interpretations of applicable requirements. Sometimes, the Company is required to pay fines and penalties as a result of such proceedings. To date, such fines and penalties have not been material and, in the opinion of management, the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the business and properties of the Company, taken as a whole, or its financial position or results of operations.

     From time to time, the Company uses foreign currency derivatives to mitigate the impact of currency fluctuations on its equity income from WM International and on certain specifically identified transactions. Derivatives used are confined to simple instruments that do not involve multipliers or leverage. The Company had no material amount of foreign currency derivatives outstanding during the first half of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The principal uses of capital during the first six months of 1995 were stock repurchases, paydowns of short-term borrowings from WMX and long-term project debt, and lease payments. Capital expenditures totaled $12.2 million during the first half but are expected to increase during the second half due, in part, to construction of a second pelletizer plant in Baltimore and the July privatization of the Miami Conservancy District wastewater treatment plant located in Franklin, Ohio. Wheelabrator currently has several other projects in various stages of development, including ones associated with the trash-to-energy development joint venture with WM International announced in July. Under this joint venture agreement, which covers areas outside North America, Wheelabrator will have primary responsibility for early-stage development of projects outside Germany and Italy, and WM International will have the right to acquire up to 49 percent of the equity in all joint venture projects. Total 1995 capital expenditures are anticipated to be approximately $75 million. The Company also intends to continue its diversification through selected acquisitions of water quality control technologies and companies, both domestically and internationally.

     Wheelabrator believes it has access to sufficient capital resources to finance its development and construction projects along with future acquisitions and authorized stock repurchases. Operating cash flows or borrowings from WMX pursuant to the Master Intercorporate Agreement between the Company and WMX may be utilized to meet short-term funding requirements. Pursuant to this agreement, the Company may borrow up to $100 million in excess of any amount loaned to WMX, which commitment was recently extended through December 31, 1996, and will automatically renew on an annual basis thereafter unless either party provides 90-day notice of termination. Future needs for long-term external capital are anticipated to be met by permanently financing certain projects.

     Before the turn of the century, the air pollution control systems at certain trash-to-energy facilities owned or leased by Wheelabrator will be required to be modified to comply with more stringent air pollution control standards such as those in the CAAA. Required compliance dates

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------

for affected facilities are not yet known because the U.S. Environmental Protection Agency has not issued the final emission regulations and timetables required by the CAAA. Based on the draft emission standards issued to date as part of the CAAA rule-making process, currently available technologies will be adequate to meet the new standards. Although the total expenditures required for such modifications are estimated to be in the $225 - $275 million range, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements allow the Company to recover from customers the majority of incremental capital and operating costs.

     In 1994, a Connecticut Superior Court issued a decision with respect to appeals brought by certain project opponents of the DEP issuance to Wheelabrator of a permit to construct the $92 million Lisbon, Connecticut, trash-to-energy facility. In the ruling, the Court remanded the permit back to the DEP for further proceedings on an uncontested permit condition that requires the Lisbon facility to dispose of only Connecticut waste. Following a series of judicial proceedings, the permit was remanded to the DEP in July of this year. During these proceedings, the Company continued to construct the facility, which is complete and ready to undergo start-up and shakedown activities but lacks the necessary temporary operating permit to do so. If the Company does not prevail in the construction permit remand, the temporary operating permit cannot be obtained. Through a guarantee agreement with ECRRA, the facility's owner, such a consequence may require the Company to redeem the debt issued to finance the facility, and the resulting payments could have a material adverse impact on the Company's financial condition and results of operations. The Company reached a settlement in July 1995 with a major opponent of the project pursuant to which this opponent withdrew all legal actions against the Lisbon project and agreed to support permitting the construction and operation of the facility. In light of this settlement, the Company continues to believe that the probability of an adverse determination by the DEP as a result of the Superior Court's construction permit remand is remote. Further, the Company believes that it will be successful in securing the construction and temporary operating permits necessary for the facility to generate electricity prior to the July 1996 delivery deadline contained in the facility's power contract.

     During the second quarter 1995, Wheelabrator repurchased approximately 89,000 shares of its common stock, which brings the total shares repurchased during 1995 to approximately 1.8 million shares. The Company is authorized to repurchase an additional 8.7 million shares through March 1996.

FINANCIAL CONDITION

     The Company's financial condition at June 30, 1995, compared to December 31, 1994, generally reflects the results of normal operating activities as well as the use of funds for stock repurchases and paydowns of short-term borrowings from WMX. Property, plant, and

ITEM 2 - Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition (continued)
         ----------------------------------------------

equipment decreased $37.2 million during the first half of the year as a result of depreciation offset in part by capital expenditures. Net working capital as of June 30, 1995, increased $89.8 million from year-end 1994 levels to $79.7 million due largely to increased receivables associated with water business revenue growth and the use of operating cash flow to reduce short-term borrowings from WMX. At June 30, 1995, the Company had $100.0 million of short-term borrowing capability available pursuant to the terms of its Master Intercorporate Agreement with WMX.

ACCOUNTING PRONOUNCEMENT

     The Company is required to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") beginning in 1996. The Company is studying FAS 121, but has not yet determined what, if any, effect its adoption will have on the Company's financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1 - Legal Proceedings
         -----------------

Regulatory - The business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential exists for the discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action in which governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. At June 30, 1995, the Company was involved in one such proceeding where the Company believes sanctions involved may exceed $100,000.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Company's annual meeting of stockholders on May 4, 1995, one proposal was submitted to the Company's stockholders. The proposal was to elect William M. Daley, Paul M. Montrone and Phillip B. Rooney as directors of the Company for terms expiring at the annual meeting of the Company's stockholders in 1997, and to elect Kay Hahn Harrell as a director of the Company for a term expiring at the annual meeting of the Company's stockholders in 1996. The nominees were elected by the stockholders, with votes cast as follows:


              Nominee           Votes For     Votes Withheld
              -------          -----------    --------------

          William M. Daley     168,811,136       1,469,373
          Paul M. Montrone     169,709,257         571,252
          Phillip B. Rooney    169,717,717         562,792
          Kay Hahn Harrell     169,807,171         475,338

ITEM 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits:

         The exhibits to this report are listed on the Exhibit Index elsewhere herein.

(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURE
                                   ---------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WHEELABRATOR TECHNOLOGIES INC.


August 11, 1995                     /s/ John D. Sanford
                                    -----------------------------
                                    John D. Sanford
                                    Vice President and
                                    Chief Financial Officer

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX



                      Number and Description of Exhibit*
                      ---------------------------------


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