Form 10-Q
period 1995-09-30
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1995-11-09
CIK 790159

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

               For The Quarterly Period Ended September 30, 1995
                                              ------------------

                         Commission file number 0-14246
                                                -------

                        Wheelabrator Technologies Inc.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             22-2678047
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  Liberty Lane, Hampton, New Hampshire                              03842
----------------------------------------                         ----------
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

Number of shares of common stock outstanding at October 31, 1995 - 182,780,767

                        WHEELABRATOR TECHNOLOGIES INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                    ----------------------------------------



                                     INDEX
                                     -----


Part I - Financial Information:                                        Page No.
-------------------------------                                        --------

Item 1 - Financial Statements


  Consolidated Balance Sheets as of December 31, 1994,
         and September 30, 1995..........................................  1

  Consolidated Statements of Income for the Three and Nine Months Ended
         September 30, 1994 and 1995.....................................  2

  Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1994 and 1995.....................................  3

  Consolidated Statements of Changes in Stockholders' Equity for
         the Nine Months Ended September 30, 1994 and 1995...............  4

  Notes to Consolidated Financial Statements.............................  5

Item 2 - Management's Discussion and Analysis of Results
          of Operations and Financial Condition..........................  8



Part II - Other Information:
----------------------------

Item 1 - Legal Proceedings...............................................  14
Item 6 - Exhibits and Reports on Form 8-K................................  15
SIGNATURE................................................................  16
Exhibit Index............................................................  17

                        PART  I.  FINANCIAL INFORMATION

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (000's omitted, except share amounts)
                                  (unaudited)

                                                                                   December 31,  September 30,
                                                                                       1994          1995
                                                                                   ------------  -------------
                                                  ASSETS
                                                  ------
Current assets:
  Cash and cash equivalents......................................................   $   36,133    $   65,487
  Receivables, net of allowance of $9,462 in 1994 and $10,525 in 1995............      216,367       223,158
  Inventories....................................................................       69,220        66,001
  Costs and earnings in excess of billings.......................................       42,833        55,588
  Other current assets...........................................................       64,220        47,697
                                                                                    ----------    ----------
     Total current assets........................................................      428,773       457,931
                                                                                    ----------    ----------

Property, plant and equipment, net...............................................    1,680,002     1,631,753
Cost in excess of net assets of acquired businesses, net.........................      230,711       225,780
Investments in affiliates........................................................      618,971       657,927
Other assets.....................................................................      324,014       337,510
                                                                                    ----------    ----------
        Total assets.............................................................   $3,282,471    $3,310,901
                                                                                    ==========    ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

Current liabilities:
  Current maturities of long-term project debt...................................   $   29,213    $   30,155
  Due to WMX Technologies, Inc...................................................       53,163             -
  Accounts payable...............................................................      100,911        84,552
  Accrued liabilities............................................................      189,687       183,675
  Advance payments on contracts..................................................       65,966        46,104
                                                                                    ----------    ----------
     Total current liabilities...................................................      438,940       344,486
                                                                                    ----------    ----------

Long-term project debt...........................................................      735,646       723,837
Deferred income taxes............................................................      332,617       378,330
Deferred income..................................................................       89,083        79,371
Other long-term liabilities......................................................      261,303       244,883

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00 per share, 50,000,000 shares authorized, none
     issued or outstanding.......................................................            -             -
  Common stock, par value $0.01 per share, 500,000,000 shares authorized,
     189,545,407 shares issued in 1994 and 1995..................................        1,895         1,895
  Capital in excess of par value.................................................      877,428       876,888
  Cumulative translation adjustments.............................................      (17,650)       (9,325)
  Treasury stock at cost; 3,270,054 shares in 1994 and 4,791,916 shares in 1995..      (47,489)      (67,881)
  Retained earnings..............................................................      610,698       738,417
                                                                                    ----------    ----------
     Total stockholders' equity..................................................    1,424,882     1,539,994
                                                                                    ----------    ----------
        Total liabilities and stockholders' equity                                  $3,282,471    $3,310,901
                                                                                    ==========    ==========

     The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                   (000's omitted, except per share amounts)
                                  (unaudited)

                                                       Three Months           Nine Months
                                                    Ended September 30,    Ended September 30,
                                                    -------------------   ---------------------
                                                      1994       1995       1994        1995
                                                      ----       ----       ----        ----

Revenue..........................................   $334,707   $355,951   $937,700   $1,099,244

Operating expenses...............................    228,624    247,403    642,716      775,886
Selling and administrative expenses..............     30,055     30,992     85,322       95,619
Interest expense.................................     12,801     14,917     36,883       45,950
Interest income..................................     (4,229)    (2,697)   (11,159)      (8,111)
Equity in earnings of affiliates.................     (9,718)   (10,728)   (28,185)     (29,959)
Other (income) or expense, net...................        209       (264)    (2,006)      (3,547)
                                                    --------   --------   --------   ----------
  Income before income taxes.....................     76,965     76,328    214,129      223,406
Income tax provision.............................     27,576     24,952     75,990       75,386
                                                    --------   --------   --------   ----------
  Net income.....................................   $ 49,389   $ 51,376   $138,139   $  148,020
                                                    ========   ========   ========   ==========

Weighted average common and common
  equivalent shares outstanding..................    190,400    185,500    190,400      185,800
                                                    ========   ========   ========   ==========

Earnings per common and common equivalent share..      $0.26      $0.28      $0.73        $0.80
                                                    ========   ========   ========   ==========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                                (000's omitted)
                                  (unaudited)

                                                                                                   1994          1995
                                                                                                 --------      --------
OPERATING ACTIVITIES:
Net income....................................................................................   $138,139      $148,020
Adjustments to reconcile net income to cash flows from operating activities:
  Depreciation and amortization...............................................................     69,028        80,379
  Deferred income taxes.......................................................................     36,058        43,958
  Undistributed earnings of affiliates........................................................    (28,185)      (29,959)
  Changes in assets and liabilities, net of effects of acquired businesses:
    Receivables, net..........................................................................    (46,940)      (20,017)
    Inventories...............................................................................     10,603         3,219
    Costs and earnings in excess of billings..................................................     (6,248)      (12,755)
    Other current assets......................................................................     (1,515)       16,299
    Accounts payable and accrued liabilities..................................................     (5,118)      (22,196)
    Advance payments on contracts.............................................................     16,602       (19,862)
    Other long-term liabilities...............................................................    (42,280)      (26,132)
  Other, net..................................................................................    (14,029)      (13,163)
                                                                                                 --------      --------
  Net cash provided by operating activities...................................................    126,115       147,791
                                                                                                 --------      --------

INVESTING ACTIVITIES:
Capital expenditures..........................................................................    (90,743)      (19,668)
Proceeds from sale of investments.............................................................      1,581        12,821
Investments held by trustees..................................................................      6,132        (1,004)
Cash paid for acquisitions, net of acquired cash..............................................    (16,114)       (6,835)
Other, net ...................................................................................      5,283          (262)
                                                                                                 --------      --------
  Net cash used for investing activities......................................................    (93,861)      (14,948)
                                                                                                 --------      --------

FINANCING ACTIVITIES:
Additions to long-term project debt...........................................................    112,985            -
Repayments of long-term project debt..........................................................   (131,037)      (11,129)
Net borrowings from WMX Technologies, Inc.....................................................         -        (53,163)
Proceeds from exercise of stock options.......................................................      5,681         3,033
Stock repurchase program......................................................................     (1,382)      (24,420)
Dividends paid................................................................................    (18,954)      (20,301)
Other, net....................................................................................     (2,615)        2,491
                                                                                                 --------      --------
  Net cash used for financing activities......................................................    (35,322)     (103,489)
                                                                                                 --------      --------

Net increase (decrease) in cash and cash equivalents..........................................     (3,068)       29,354
Cash and cash equivalents at beginning of period..............................................     36,719        36,133
                                                                                                 --------      --------
Cash and cash equivalents at end of period....................................................   $ 33,651      $ 65,487
                                                                                                 ========      ========

Supplemental disclosure:
  Interest paid, net of amounts capitalized...................................................   $ 34,715      $ 40,059
                                                                                                 ========      ========
  Income taxes paid...........................................................................   $ 63,361      $ 33,937
                                                                                                 ========      ========

Significant noncash investing activities:
  Common stock issued for acquisitions........................................................   $  2,900      $     -
                                                                                                 ========      ========
  Liabilities assumed in acquisitions.........................................................   $ 27,630      $     -
                                                                                                 ========      ========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                     (000's omitted, except share amounts)
                                  (unaudited)


                                                         Capital in      Cumulative
                                              Common      Excess of     Translation    Treasury     Retained
                                               Stock      Par Value      Adjustment      Stock      Earnings      Total
                                              ------     ----------     -----------    --------     --------    ----------

Balance, December 31, 1993                    $1,888       $874,580        $(33,670)   $   (717)    $444,757    $1,286,838

Net income                                        -              -               -           -       138,139       138,139
Dividends declared ($0.10 per share)              -              -               -           -       (18,954)      (18,954)
Foreign currency translation                      -              -           19,730          -            -         19,730
Exercise of stock options                          5          4,460              -        1,216           -          5,681
Tax benefit from stock options                    -           2,127              -           -            -          2,127
Common stock issued
  for acquisitions                                 2          2,898              -           -            -          2,900
Stock repurchases (87,500 shares)                 -              -               -       (1,382)          -         (1,382)
Treasury stock received as
  settlement for claims                           -              -               -         (499)          -           (499)
                                              ------     ----------     -----------    --------     --------    ----------

Balance, September 30, 1994                   $1,895       $884,065        $(13,940)   $ (1,382)    $563,942    $1,434,580
                                              ======     ==========     ===========    ========     ========    ==========



Balance, December 31, 1994                    $1,895       $877,428        $(17,650)   $(47,489)    $610,698    $1,424,882

Net income                                        -              -               -           -       148,020       148,020
Dividends declared ($0.11 per share)              -              -               -           -       (20,301)      (20,301)
Foreign currency translation                      -              -            8,325          -            -          8,325
Exercise of stock options                         -            (999)             -        4,032           -          3,033
Tax benefit from stock options                    -             459              -           -            -            459
Stock repurchases (1,797,200 shares)              -              -               -      (24,420)          -        (24,420)
Treasury stock received as
  settlement for claims                           -              -               -           (4)          -             (4)
                                              ------     ----------     -----------    --------     --------    ----------

Balance, September 30, 1995                   $1,895       $876,888        $ (9,325)   $(67,881)    $738,417    $1,539,994
                                              ======     ==========     ===========    ========     ========    ==========

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

     Wheelabrator is a majority-owned subsidiary of WMX Technologies, Inc. ("WMX"). Wheelabrator and WMX are parties to an agreement which provides, among other things, for Wheelabrator to lend excess cash to WMX at interest rates at least as favorable as those Wheelabrator could otherwise obtain. Under the terms of this agreement, in the event the Company requires short-term cash for the conduct of its business and operations, WMX will make available to Wheelabrator such amounts as Wheelabrator requires, up to a total of $100 million in excess of amounts loaned by Wheelabrator to WMX. As of September 30, 1995, cash and cash equivalents included approximately $37.3 million of net investments with WMX under the terms of this agreement.

     Earnings per common and common equivalent share are calculated using the weighted average number of shares outstanding for each period, including the effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of unexercised stock options.

             ------------------------------------------------------

NOTE 2 - ACQUISITIONS

     During July 1995, Wheelabrator completed the privatization of the Miami Conservancy District wastewater treatment plant located in Franklin, Ohio, (the "Franklin facility") at a cost of approximately $6.8 million. During the first nine months of 1994, in exchange for approximately 156 thousand shares of Wheelabrator common stock and $16.1 million of cash, the Company acquired certain wastewater treatment operating contracts and eight businesses engaged in providing air and water quality related environmental products and services and in manufacturing surface finishing equipment. The proforma effect of the acquisitions made during 1994 and 1995 is not material.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     In 1994, a Connecticut Superior Court issued a decision with respect to appeals brought by certain project opponents of the Connecticut Department of Environmental Protection's ("DEP") issuance to Wheelabrator of a permit to construct the $92 million Lisbon, Connecticut, trash-to-energy facility. In the ruling, the Court remanded the permit back to the DEP for further proceedings on an uncontested permit condition that requires the Lisbon facility to dispose of only Connecticut waste. Following a series of judicial proceedings, the permit was remanded to the DEP in July of this year. Prior to the commencement of the remand proceedings, Wheelabrator filed a motion with the Connecticut Superior Court to dismiss the original appeals of the DEP decision to issue the construction permit based on the grounds that such appeals were not timely filed. This motion was granted in September 1995, prior to which time the Company reached settlements with two major opponents of the project, pursuant to which they withdrew all legal actions against the project and agreed to support the permitting for the project's construction and operation. The effect of the decision was to reinstate the DEP's decision to issue the permit. On October 17th, following a 30-day notice and comment period, the DEP issued temporary operating permits, which enabled the Company to commence performance testing of the facility. The facility had been complete and ready to undergo startup and shakedown activities since the second quarter of 1995 but lacked these temporary permits. In light of these settlements and the issuance of the temporary operating permits, the Company believes that it will be successful in generating electricity at the facility prior to the July 1996 delivery deadline contained in the facility's power contract. Through a guarantee agreement with the Eastern Connecticut Resource Recovery Authority ("ECRRA"), the facility's owner, failure to meet such deadline may require the Company to redeem the debt issued to finance the facility and the resulting payments could have a material adverse impact on the Company's financial condition and results of operations.

     Wheelabrator has been notified by certain private parties that it may be potentially responsible for a portion of the remediation costs related to a certain state-listed remediation site currently subject to an enforcement order that includes a site assessment study. Although the Company is considering joining the private parties to share in these costs, no litigation has been

             ------------------------------------------------------

filed and the Company has not been named a potentially responsible party. At the present time, there is insufficient information available to estimate the remediation costs or the extent of Wheelabrator's responsibility.

     There are various lawsuits and claims pending against Wheelabrator that have arisen in the normal course of Wheelabrator's business and relate mainly to matters of product liability, personal injury and property damage. The outcome of these matters is not presently determinable, but in the opinion of management, based on the advise of counsel, the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 4 - ACCOUNTING PRONOUNCEMENTS

     The Company is required to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") beginning in 1996. The Company is studying FAS 121, but has not yet determined what, if any, effects its adoption will have on the Company's financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Acccounting for Stock-Based Compensation" ("FAS 123"), which the Company also must adopt in 1996. FAS 123 provides an optional new method of accounting for employee stock options and expands required disclosure about stock options. If the new method of accounting is not adopted, the Company will be required to disclose proforma net income and earnings per share as if it were. The Company is studying FAS 123 and is gathering data necessary to calculate compensation in accordance with its provisions, but has not decided whether to adopt the new method or quantified its impact on the financial statements.

ITEM 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Condition

RESULTS OF OPERATIONS

     Consolidated revenue for the quarter ended September 30, 1995, grew $21.2 million to $356.0 million, a six percent increase over the prior year. Wheelabrator recognized $21.2 million of construction revenue associated with the Lisbon, Connecticut, trash-to-energy facility during the third quarter of 1994. No Lisbon construction revenue was recognized in the current year third quarter because plant construction was substantially completed earlier in 1995. After excluding the Lisbon-related revenue from 1994's results, third quarter 1995 revenue increased $42.4 million, or slightly more than 13 percent, with approximately 40 percent of the growth coming from water business acquisitions and the remainder coming from internal growth and the addition of new plants. For the nine months ended September 30, 1995, consolidated revenue grew $161.5 million to $1,099.2 million, a 17 percent increase over the prior year. Acquisitions accounted for approximately 46 percent of the nine-month revenue growth, with the balance split almost evenly between new plants and internal growth. The impact of Lisbon construction activities on the nine-month revenue growth was minimal.

     Third quarter revenue from energy businesses declined $13.3 million, or seven percent, from 1994 levels and contributed 47 percent of Wheelabrator's total revenue versus 54 percent in the year-earlier period. The absence of Lisbon construction revenue accounted for nearly 160 percent of the quarter's decrease. Revenue growth from Wheelabrator's Falls Township, Pennsylvania, trash-to-energy facility and Polk County, Florida, urban wood waste-to-energy facility, both of which began commercial operation in August of 1994, mitigated approximately one quarter of this construction revenue decline. Increased revenue from existing plants offset an additional 15 percent of the shortfall. For the nine months ended September 30, 1995, energy revenue increased $50.3 million, or 10 percent, and represented 50 percent of the Company's revenue.
The comparable 1994 revenue contribution was 53 percent. The Falls Township and Polk County facilities accounted for slightly over 70 percent of energy's first nine month revenue growth, with existing plants contributing an additional 20 percent. Revenue recognized on Lisbon construction activity provided the balance of first three quarter energy revenue growth. The quarter and year-to-date growth in existing plants has been due largely to contractual price escalation and greater waste processing and associated energy generation offset, in part, by increased curtailment of electrical purchases by the utility customers of the Company's California independent power facilities.

     Wheelabrator's third quarter water business revenue grew $43.9 million or 39 percent compared to the same period in 1994. Water revenue for the nine months ended September 30, 1995, increased $136.2 million, which represents growth of 43 percent over the prior year. Acquisitions generated approximately 37 percent and 53 percent of third quarter and first nine month growth, respectively. The companies purchased during 1994 include Procesos y Sistemas de Separacion, S.A. in Spain, Darchet Engineering and Water Treatment in Singapore, Rossmark in The Netherlands, and a number of smaller companies. These acquisitions strengthened the Company's global ability to design and supply high-technology industrial water

ITEM 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Condition (continued)

and wastewater treatment systems. During July of this year, Wheelabrator successfully privatized the Miami Conservancy District wastewater treatment plant in Franklin, Ohio. This municipal asset acquisition represents the first privatization of a municipal wastewater treatment plant under Executive Order 12803 issued by President Bush in 1992. Existing businesses and the Baltimore I biosolids pelletizer facility, which began commercial operations in January of this year, accounted for the balance of the water revenue increase. Existing water business growth came principally from increased land application volumes and new contracts, contractual price escalation at the Company's New York Organic Fertilizer Company biosolids pelletizer facility, and improved worldwide equipment and screen product sales. Wheelabrator's domestic industrial water process business has experienced several delays in customer orders due to extended bidding cycles on larger projects and reluctance by some customers to undertake environment-related capital spending. Water-related businesses contributed 44 percent of the Company's consolidated third quarter revenue versus 34 percent in the year-earlier quarter and represented 41 percent of nine-month 1995 revenue compared to 34 percent in 1994.

     Air business revenue declined 23 percent in the third quarter when compared to the same 1994 period and provided nine percent of total revenue versus 12 percent a year ago. Through nine months, air businesses contributed nine percent of Wheelabrator's revenue compared to 13 percent last year. The declines are consistent with general air industry trends and reflect a lull in air pollution control retrofit activities by utilities between Phases I and II of the Clean Air Act Amendments of 1990 (the "CAAA"), spotty enforcement of existing regulations, and uncertainty associated with the current national political debate on environmental regulatory reform. Management down-sized certain of the Company's air businesses during 1995 to reflect expected market demands.

     Gross margin was 30.5 percent in the third quarter of 1995 and 29.4 percent through nine months. Comparable prior year margins were 31.7 percent and 31.5 percent, respectively. The quarter and year-to-date margin declines reflect the increased revenue contribution of lower-margin water businesses coupled with decreased air business profitability. Overall margins are expected to remain at approximately third quarter 1995 levels for the balance of the year, reflecting continued pressure on air business earnings as well as continued growth of the Company's lower-margin process equipment and contract operation water businesses.

     Selling and administrative expenses as a percent of revenue for both the third quarter and the first nine months of 1995 declined compared with last year, primarily reflecting consolidation of acquired businesses and revenue growth at a rate faster than associated selling, project development and overhead cost increases. On an absolute basis, selling and administrative costs increased $0.9 million and $10.3 million over the third quarter and first nine months of 1994, respectively, mainly due to the impact of 1994 acquisitions.

ITEM 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Condition (continued)

     Third quarter and nine month 1995 interest expense increased compared to 1994 because a reduction in interest capitalization more than offset the benefit of lower outstanding project debt balances. One Company-owned facility was in the early stage of construction during the first nine months of 1995, while interest costs associated with three Company-owned facilities were capitalized during the comparable 1994 time-frame. Interest income decreased compared to 1994 due to lower investment balances with WMX. Wheelabrator's equity in the earnings of Waste Management International plc ("WM International") and Rust International Inc. ("Rust") increased versus 1994 because of improved performance at Rust. WM International's U.S. dollar results were approximately ten percent under prior year results for both the third quarter and first nine months of 1995.

     The Company's effective tax rates excluding equity income, which is reported net of tax, were approximately 38 percent for the third quarter and 39 percent through the first nine months of the year. Both rates are lower than comparable prior year figures and reflect ongoing tax planning activities, particularly in the international arena. Additionally, the nine-month rate includes certain tax benefits associated with the Company's liquidation during 1995's second quarter of its investment in Abex, Inc. A book gain associated with this stock sale is included in year-to-date other income. For the remainder of this year and all of next, Wheelabrator expects its effective tax rate to be between 39 and 40 percent.

     Net income in the third quarter increased four percent to $51.4 million, or $0.28 per share, compared to $49.4 million, or $0.26 per share, in the third
quarter of 1994.   Net income for the first nine months of 1995 increased seven percent to $148.0 million, or $0.80 per share, versus $138.1 million, or $0.73 per share, during the same period in 1994. The difference between revenue and net income growth rates is primarily attributable to the gross margin decline, the absence of interest capitalization, decreased interest income, and slower earnings growth at the Company's equity affiliates.

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

ITEM 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Condition (continued)

     Wheelabrator has been notified by certain private parties that it may be potentially responsible for a portion of the remediation costs related to a certain state-listed remediation site currently subject to an enforcement order that includes a site assessment study. Although the Company is considering joining the private parties to share in these costs, no litigation has been filed and the Company has not been named a potentially responsible party. At the present time, there is insufficient information available to estimate the remediation costs or the extent of Wheelabrator's responsibility.

     Wheelabrator also becomes involved, in the normal course of business, in judicial and administrative proceedings related to alleged violations of licenses, permits, laws or regulations, or differing interpretations of applicable requirements. Occasionally, the Company is required to pay fines and penalties as a result of such proceedings. To date, such fines and penalties have not been material and, in the opinion of management, the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the business and properties of the Company, taken as a whole, or its financial position or results of operations.

     From time to time, the Company uses foreign currency derivatives to mitigate the impact of currency fluctuations on its equity income from WM International and on certain specifically identified transactions. Derivatives used are confined to simple instruments that do not involve multipliers or leverage. The Company had no material amount of foreign currency derivatives outstanding during the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operating activities, which is the Company's principal source of liquidity, was $147.8 million for the nine months ended September 30, 1995, versus $126.1 million for the comparable 1994 period. The improvement was driven by increased net income before noncash charges and undistributed earnings of affiliates and an April 1994 settlement payment to the Internal Revenue Service related to periods prior to 1989 during which Wheelabrator and certain other companies were part of a consolidated group for federal income tax
purposes.   Working capital required by operating activities utilized $22.7 million more of cash flow during the first three quarters of 1995 than during the comparable prior year period, primarily because of the timing of payments and receipts on long-term contracts, including Lisbon, and business growth.

     Operating cash flow generated during the first nine months of 1995 was used primarily for stock repurchases, dividend payments, paydowns of short-term borrowings from WMX and long-term project debt and capital expenditures. In July of 1995, the Company completed the privatization of the Franklin facility for approximately $6.8 million. Capital expenditures totaled $19.7 million during the first nine months and are expected to increase to approximately $45 million by year-end due, in part, to construction of a second pelletizer plant in Baltimore. Wheelabrator currently has several other projects in various stages of development, including

ITEM 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Condition (continued)

ones associated with the trash-to-energy development joint venture with WM International announced in July. Under this joint venture agreement, which covers areas outside North America, Wheelabrator will have primary responsibility for early-stage development of projects outside Germany and Italy, and WM International will have the right to acquire up to 49 percent of the equity in all joint venture projects. The Company intends to continue its diversification through selected acquisitions of water quality control technologies and companies, both domestically and internationally.

     Wheelabrator believes it has access to sufficient capital resources to finance its development and construction projects along with future acquisitions and authorized stock repurchases. In addition to operating cash flows, the Company may meet short-term funding requirements by borrowing from WMX pursuant to the Master Intercorporate Agreement between the Company and WMX. Pursuant to this agreement, the Company may borrow up to $100 million in excess of any amount loaned to WMX. In August 1995, the agreement was extended through December 31, 1996, and will automatically renew on an annual basis thereafter unless either party provides 90-day notice of termination. Future needs for long-term external capital are anticipated to be met through debt financing certain projects, including the two pelletizer facilities in Baltimore.

     Before the turn of the century, the air pollution control systems at certain trash-to-energy facilities owned or leased by Wheelabrator will be required to be modified to comply with more stringent air pollution control standards such as those in the CAAA. Required compliance dates for affected facilities are not yet known because the U.S. Environmental Protection Agency has not issued the final emission regulations and timetables required by the CAAA. Based on the final proposed emission standards issued as part of the CAAA rule-making process, currently available technologies will be adequate to meet the new standards. Although the total expenditures required for such modifications are estimated to be in the $225 - $275 million range, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements allow the Company to recover from customers the majority of incremental capital and operating costs.

     In September 1995, the Connecticut Superior Court dismissed appeals of the DEP decision to issue the construction permit for the Lisbon facility. Also during the third quarter, the Company reached settlements with two major opponents of the project pursuant to which they withdrew all legal actions against the project and agreed to support the permitting for the construction and operation of the project. The effect was to reinstate the DEP's decision to issue the permit. On October 17th, following a 30-day notice and comment period, the DEP issued temporary operating permits, which enabled the Company to commence performance testing of the facility. In light of these settlements and the issuance of the temporary operating permits, the Company believes that it will be successful in generating electricity at the facility prior to the July 1996 delivery deadline contained in the facility's power contract. Through a guarantee

ITEM 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Condition (continued)

agreement with ECRRA, the facility's owner, failure to meet such deadline may require the Company to redeem the debt issued to finance the facility and the resulting payments could have a material adverse impact on the Company's financial condition and results of operations. (See Note 3.)

     During 1995, Wheelabrator repurchased approximately 1.8 million shares of its common stock. None of these repurchases occurred during the third quarter. The Company is authorized to repurchase an additional 8.7 million shares through March 1996.

FINANCIAL CONDITION

     The Company's financial condition at September 30, 1995, compared to December 31, 1994, generally reflects the results of normal operating activities as well as the use of funds for stock repurchases, dividend payments and paydowns of short-term borrowings from WMX. Property, plant, and equipment decreased $48.2 million during the first nine months of the year as a result of depreciation offset in part by capital expenditures. Net working capital as of September 30, 1995, increased $123.6 million from year-end 1994 levels to $113.4 million due largely to increased cash and lower advance payments on contracts. In addition, operating cash flow was used to reduce short-term borrowings from WMX. At September 30, 1995, the Company had $100.0 million of short-term borrowing capability available pursuant to the terms of its Master Intercorporate Agreement with WMX.

ACCOUNTING PRONOUNCEMENTS

     The Company is required to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") beginning in 1996. The Company is studying FAS 121, but has not yet determined what, if any, effects its adoption will have on the Company's financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Acccounting for Stock-Based Compensation" ("FAS 123") which the Company also must adopt in 1996. FAS 123 provides an optional new method of accounting for employee stock options and expands required disclosure about stock options. If the new method of accounting is not adopted, the Company will be required to disclose proforma net income and earnings per share as if it were. The Company is studying FAS 123 and is gathering data necessary to calculate compensation in accordance with its provisions, but has not decided whether to adopt the new method or quantified its impact on the financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1 - Legal Proceedings

Regulatory - The business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential exists for the discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action in which governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. At September 30, 1995, the Company was involved in one such proceeding where the Company believes sanctions involved may exceed $100,000.

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

(b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURE
                                   ---------


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WHEELABRATOR TECHNOLOGIES INC.


November 9, 1995              /s/ John D. Sanford
                              -----------------------------
                              John D. Sanford
                              Executive Vice President and
                              Chief Financial Officer

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

                      Number and Description of Exhibit/*/
                      ---------------------------------

                          2       None

                          4       None

                          10 Amendment, dated as of July 10, 1995, to the First Amended and Restated International Business Opportunities Agreement, dated as of January 1, 1993, by and among WMX Technologies, Inc., Chemical Waste Management, Inc., Wheelabrator Technologies Inc., Waste Management International Inc., Waste Management International plc and Rust International Inc.

                          11      None

                          15      None

                          18      None

                          19      None

                          22      None

                          23      None

                          24      None

                          27      Financial Data Schedule

                          99      None



--------------------------
*  Exhibits not listed are inapplicable