Form 10-K
period 1995-12-31
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1996-03-29
CIK 790159

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                             --------------------
(MARK ONE)

  [ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
  [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM         TO

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD
BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $1,199,657,285 AT FEBRUARY 1, 1996 (BASED ON THE CLOSING SALE PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON JANUARY 31, 1996, AS REPORTED BY THE WALL STREET JOURNAL (MIDWEST EDITION)). AT MARCH 1, 1996, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 178,892,208 SHARES OF ITS COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995 ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV. PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 1, 1996 ARE INCORPORATED BY REFERENCE INTO PART III.
================================================================================

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     Wheelabrator Technologies Inc. provides a wide array of environmental products and services that are primarily utilized in meeting the needs of municipalities and industry for clean energy and clean water.

     The Company's clean energy group is a leading developer of facilities and systems for, and provider of services to, the trash-to-energy, energy and independent power markets. Through this group, the Company develops, arranges financing for, operates and owns facilities that dispose of trash and other waste materials in an environmentally acceptable manner by recycling them into electrical or steam energy. Also within this group are business units which design, fabricate and install technologically-advanced air pollution control systems and equipment.

     The Company's clean water group is principally involved in the design, manufacture, operation and ownership of facilities and systems used to purify water, to treat municipal and industrial wastewater, to treat and manage biosolids resulting from the treatment of wastewater by converting them into useful fertilizers, and to recycle organic wastes into compost material useable for horticultural and agricultural purposes. The clean water group also designs and manufactures various products used in water and wastewater treatment facilities and industrial processes, precision profile wire screens for use in groundwater wells and other industrial and municipal applications, and certain other industrial equipment.

     The Company's predecessor companies and subsidiaries have been active in project development for approximately 20 years, and in related activities since the turn of the century. A description of projects in operation which are owned, leased or operated under long-term operating agreements by the Company's subsidiaries or affiliates is contained in Item 2 -- Properties. In addition to the projects described in Item 2, the Company has domestic and international projects in various stages of development that, in most cases, are subject to contingencies, many of which are beyond the Company's control. Such contingencies include, without limitation, obtaining required permits or approvals, obtaining equity and/or debt financing and consummating required project agreements.

     The Company (then known as The Henley Group, Inc.) was incorporated in Delaware in December 1985. The name of the Company was changed in December 1988 to The Wheelabrator Group Inc. and again in August 1989 to Wheelabrator Technologies Inc. Unless the context indicates to the contrary, as used in this report, the term "Company" refers to Wheelabrator Technologies Inc. and its subsidiaries. Unless otherwise indicated, all statistical and financial information under Item 1 and Item 2 of this report is given as of December 31, 1995.

     Approximately 58% of the Company's common stock, par value $0.01 per share (the "Common Stock"), outstanding as of March 1, 1996 was owned by WMX Technologies, Inc. ("WMX") or its affiliates.

SERVICES AND PRODUCTS

     During 1995, the Company began managing its operations in the two principal industry segments described below. For information relating to revenues, operating profit and identifiable assets attributable to the Company's industry segments, see Note 10 to the Company's Consolidated Financial Statements filed as an exhibit to this report and incorporated herein by reference.

  Clean Energy

     ENERGY PROJECTS. The Company, through Wheelabrator Environmental Systems Inc. and its subsidiaries, is a leading developer, operator and owner of trash-to-energy and independent power facilities in the United States. These facilities, either owned or operated, give the Company approximately 850 megawatts of electric generating capacity. The Company's trash-to-energy projects utilize proven boiler and grate technology capable of processing up to 2,250 tons of trash per day per facility. The heat from this combustion process is converted into high-pressure steam, which typically is used to generate electricity for sale to public utility companies under long-term contracts.

     The Company's trash-to-energy development activities have historically involved a number of contractual arrangements with a variety of private and public entities, including municipalities (which supply trash for combustion), utilities or other power users (which purchase the energy produced by the facility), lenders, public debtholders, joint venture partners and equity investors (which provide financing for the project) and the contractors or subcontractors responsible for building the facility. In addition, the Company's activities have often included identifying and acquiring sites for the facility and for the disposal of residual ash produced by the facility and obtaining necessary permits and licenses from local, state and federal regulatory authorities.

     The Company also develops, operates and, in some cases, owns independent power projects, which either cogenerate electricity and thermal energy or generate electricity alone for sale to utilities. Cogeneration is a technology which allows the consecutive use of two or more useful forms of energy from a single primary fuel source, thus providing a more efficient use of a fuel's total energy content. These power systems use waste wood, waste tires, waste coal or natural gas as fuel, and employ state-of-the-art technology, such as fluidized-bed combustion, to ensure the efficient burning of fuel with reduced emission levels. During 1995, the Company entered into a joint venture for the purpose of developing small cogeneration projects for district heating applications in Liaoning Province in The People's Republic of China.

     AIR QUALITY. The Company's subsidiaries design, fabricate and install advanced air pollution control and measurement systems and equipment. The Company offers electrostatic precipitators, flue-gas desulfurization systems (scrubbers), fabric-filter systems (baghouses) and nitrogen oxide ("NOx") control systems, which remove pollutants from the emissions of the Company's trash-to-energy facilities as well as power plants and other industrial facilities. The Company also designs, constructs and maintains tall concrete chimneys and storage silos. The Company's expertise in air pollution control technologies and chimney design and construction are used in the design and construction of the Company's trash-to-energy and biosolids pelletizer facilities, which the Company believes strengthens its competitive position.

     The Company offers both custom and pre-engineered systems for emissions control. The custom engineering division licenses a patented process for the removal of hydrogen sulfide from gaseous and liquid streams. The process controls hazardous gases and sulfur dioxide emissions, thereby reducing acid rain and odor problems. The Company also provides a full range of technologies and services for destroying or recycling volatile organic compounds ("VOCs") from air and liquid sources and NOx from air sources. Both VOCs and NOx are detrimental to air quality and the environment generally. The Company's VOC and NOx control systems are utilized by customers in a variety of industries, including oil refineries, chemical plants and automobile production facilities. Complementing the emission control divisions is a measurement division which designs and installs continuous emissions monitoring systems ("CEMs") for the utility, trash-to-energy, industrial furnace and petrochemical industries, all of which are affected by regulations requiring the continuous monitoring of stack emissions.

  Clean Water

     Through Wheelabrator Water Technologies Inc. and its subsidiaries, the Company develops, operates and owns projects that purify water, treat water and wastewater, compost organic wastes and treat and manage biosolids. The Company also provides products and systems used to treat drinking water as well as industrial and municipal process and wastewater.

     WATER AND WASTEWATER TREATMENT SERVICES. The Company is a leading provider of a broad range of water and wastewater treatment services to municipalities and industry throughout the United States, Canada and Mexico. The Company provides services pursuant to approximately 40 plant maintenance and operation contracts, including water and wastewater treatment plant start-up assistance, plant operations and maintenance, planning and management, training of plant supervisors, operators and laboratory and maintenance personnel, refining process systems, management systems for process control, and plant diagnostic evaluations and energy audits. The Company also provides specialty repair and cleaning services for industrial water and wastewater management equipment. The Company's plant maintenance and operation contracts generally range in length from three to 10 years and often provide the owner of the facility with renewal options. The majority of such contracts are fixed price or lump sum contracts.

     In July 1995, the Company became the first in the United States to acquire a publicly owned wastewater treatment plant pursuant to Executive Order 12803 issued in 1992 which was intended to facilitate the privatization of municipal facilities. The agreement provides for a subsidiary of the Company to operate the 4.5 million gallon per day MCD Franklin Wastewater Treatment Plant in Franklin, Ohio for a period of 20 years and to expand the facility as needed to meet future population growth. In August 1995, the Company was selected by the City of Wilmington, Delaware to negotiate a similar public-private partnership, including the acquisition of the City's wastewater treatment plant.

     In addition, during 1995 the Company continued negotiations with several industrial concerns toward the development, ownership and operation of water and wastewater treatment facilities adjacent to existing industrial facilities. Because development of such facilities will generally involve a variety of contractual arrangements, as with development of the Company's other projects, there can be no assurance that such discussions will result in the development of any such facilities. In December 1995, the Company entered into an agreement with one industrial firm to design, build, own and operate a salt cake purification plant adjacent to the customer's facility.

     BIOSOLIDS MANAGEMENT. The Company offers generators of biosolids (the non-hazardous sludges resulting from treatment of municipal and industrial wastewater) alternatives to landfilling or other disposal options. The Company currently provides a range of management services, including land application, drying, pelletizing, alkaline stabilization and composting to approximately 450 communities, typically pursuant to multi-year contracts under which the Company is paid by the generator to make beneficial use of the biosolids. Regulations issued by the United States Environmental Protection Agency ("EPA") in December 1992 under the Clean Water Act encourage the beneficial use of municipal sewage sludge by recognizing the resource value of biosolids as a fertilizer and soil conditioner, and establish requirements for land application designed to protect human health and the environment.

     Land application involves the application of non-hazardous biosolids as a natural fertilizer on farmland pursuant to rigorous site-specific permits issued by applicable state authorities. Biosolids are also used in land-reclamation projects such as strip mines. Land-applied biosolids are often stabilized prior to application using proprietary technology. The Company also develops and operates facilities at which biosolids are dried and pelletized, and has four facilities currently in operation and one other facility under construction. Development of dryer facilities generally involves various contractual arrangements with a variety of private and public entities, including municipalities (which generate the biosolids), lenders, contractors and subcontractors which build the facilities, and end-users of the fertilizer generated from the treatment process. These facilities incorporate a variety of biosolids drying and emission control technologies, some proprietary and some licensed to the Company under exclusive licensing arrangements. See "Patents, Trademarks, Licenses and Other Agreements." The Company has approximately 560 dry-tons-per-day of biosolids drying capacity either in operation or under construction. Biosolids which have been dried and pelletized are generally used as fertilizer by farmers, commercial landscapers and nurseries and as a bulking agent by fertilizer manufacturers.

     EQUIPMENT AND PROCESS SYSTEMS. The Company also engineers and manufactures a variety of environmental products and systems. The Company provides single-source, advanced-systems solutions for the treatment of municipal drinking water, industrial process water and wastewater, and for slurry pumping and high solids dewatering. It also provides systems designed to remove solids from liquid streams through the use of self-cleaning bar/filter screens, grinders, macerators, conveyors and compactor systems. The Company provides high technology water purification and wastewater treatment systems that utilize a variety of technologies including demineralizers, reverse osmosis and vacuum degasification. In addition, the Company designs and installs process technology systems utilizing evaporators, crystallizers, electrodialysis, dialysis, reverse osmosis, membranes and ultrafiltration for treating industrial process wastewater. The Company also produces profile wire screen products for groundwater production, hydrocarbon processing, food processing and coal/mineral processing. The Company provides a number of these products and technologies to industrial customers abroad through its operations in Spain, The Netherlands, Ireland, France, Australia, Japan, Malaysia, Taiwan and Singapore.

     The Company's engineered products and process systems are provided to municipal and industrial customers. In most situations, the Company can provide assistance to help the end-user select the appropriate technology for a given application. Turnkey systems provided by the Company range in value from $250,000 to over $30 million, and are typically designed and installed within 12 months following acceptance of a customer order. On such projects, the Company typically enters into lump-sum contracts under which the Company receives payments throughout the contract term based upon a predetermined schedule.

     The Company also designs and supplies enclosed automated composting systems that recycle organic wastes into beneficial products which are used by commercial landscapers, nurseries and fertilizer manufacturers. These composting systems, which consist of a series of parallel concrete bays through which organic waste is advanced and agitated during the composting process, are sold to municipalities, among others. The Company has provided its proprietary and automated in-vessel composting technology to 25 facilities in operation, and 2 more are under construction.

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

REGULATION

     While in general the Company's environmental services businesses have benefitted substantially from increased governmental regulation, the environmental services industry itself is subject to extensive and evolving regulation by federal, state, local and foreign authorities. Due to the complexity of regulation of the industry and to public pressure, implementation of existing and future laws, regulations or initiatives by different levels of government may be inconsistent and difficult to foresee. In addition, the demand for certain of the Company's services may be adversely affected by the amendment or repeal, or reduction in enforcement of, federal, state and foreign laws and regulations on which the Company's businesses engaged in providing such services are dependent. Demand for certain of the Company's services may also be adversely affected by delays or reductions in funding, or failure of legislative bodies to fund, agencies or programs under such laws and regulations. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations but is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed or enforced, or any failure or delay in enactment or enforcement of legislation or regulations or funding of government agencies or programs, in the future may affect its operations.

     The Company's business activities are subject to environmental regulation under the same federal, state and local laws and regulations which apply to the Company's customers, including the Clean Air Act, as amended, the Clean Water Act, as amended, and the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). The Company believes that it conducts its businesses in an environmentally responsible manner and believes itself to be in material compliance with applicable laws and regulations. The Company does not anticipate that maintaining compliance with current requirements will result in any material decrease in earnings. There can be no assurance, however, that such requirements will not change so as to require significant additional expenditures. In particular, pursuant to the Clean Air Act Amendments of 1990 it is probable that the air pollution control systems at certain trash-to-energy projects owned or operated by the Company's subsidiaries will be required to be modified by the end of the decade to comply with the more stringent regulations promulgated thereunder. Although the expenditures related to such modifications, to the extent required, will likely be significant, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because the Company has the right to pass on to the majority of long-term contract users of its trash-to-energy facilities increased capital and operating costs resulting from changes in law. There can be no assurance, however, that in such event the Company would be able to recover, for each project, all such increased costs from its customers. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could affect the manner in which the Company operates its projects and conducts its business, including the handling, processing or disposal of the wastes, by-products and residues generated thereby.

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

     In May 1994, the U.S. Supreme Court ruled that residual ash from the combustion of municipal solid waste is not exempt from federal hazardous waste regulations. The EPA and most states had previously taken the position that residual ash was exempt from such regulation pursuant to the Clarification of Household Waste Exclusion contained in RCRA. As a result of the Supreme Court's decision, the EPA announced that ash from the combustion of municipal solid waste is subject to regulation as a hazardous waste if, when characterized, it exhibits hazardous characteristics. In response to these developments, the Company installed its patented WES-PHix(R) technology at all of its trash-to-energy facilities not previously subject to characterization requirements. In January 1995, the EPA resolved a significant issue with respect to characterization of such ash with its determination that ash is only required to be characterized at the end of the trash-to-energy process in the majority of such facilities. This determination by the EPA, coupled with the use of the WES-PHix technology, has enabled the Company to continue to manage its residual ash as non-hazardous waste. Incremental expenditures required to treat and test residual ash at the impacted facilities, net of expected contractual reimbursements from customers, have not had and are not expected to have a material adverse impact on the Company's financial condition or results of operations.

Flow Control

     Also in May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld non-regulatory means by which municipalities may effectively control the flow of municipal solid waste. There can be no assurance that such alternatives to regulatory flow control will in every case be found to be lawful. For example, the Company's Gloucester County, New Jersey facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. A recent federal court ruling in that state invalidated a franchise applicable to construction and demolition waste and has cast doubt on the validity of the municipal solid waste disposal franchise, which is now being challenged in separate litigation. The Supreme Court's ruling has not to date had a material adverse effect on any of the Company's trash-to-energy operations. Federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. In the event that such legislation is not adopted, the Company believes that affected municipalities will endeavor to implement alternative lawful means to continue controlling the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict whether such efforts would be successful.

Public Utility Regulatory Policies Act

     The Company's energy facilities are subject to the provisions of various energy-related laws and regulations, including the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The ability of the Company's trash-to-energy and small power production facilities to sell power to electric utilities on advantageous terms and conditions and to avoid burdensome public utility regulation has historically depended, in part, upon the applicability of certain provisions of PURPA, which generally exempts the Company from state and federal regulatory control over electricity prices charged by, and the finances of, the Company and its energy producing subsidiaries. While the recent changes in Congressional leadership may increase the likelihood of a repeal or modification of PURPA, it remains unlikely that such action would retroactively abrogate the long-term contracts and rate orders pursuant to which most of the Company's existing projects sell electricity. Several recent rulings by state public utilities commissions, federal courts, and the Federal Energy Regulatory Commission have upheld the provisions of PURPA power contracts against utility company rate challenges. Furthermore, the operations of the Company's trash-to-energy and other small power production facilities business are not expected to be materially and adversely affected if the various benefits of PURPA are repealed or substantially reduced on a prospective basis, due to the passage of the Energy Policy Act of 1992 ("EPACT"). EPACT created an alternative ownership mechanism by which independent power producers can participate in the electricity generation industry without the burdens of traditional public utility regulation.

COMPETITION

     The Company experiences substantial competition in all aspects of its business. It competes with a number of firms, both nationally and internationally, some of which may have greater financial and technical resources than the Company.

     The principal competitive factors with respect to the Company's project development activities include technological performance, service, technical know-how, price and performance guarantees. Competing for selection as a project developer may require commitment of substantial resources over a long period of time, without any certainty of being ultimately selected. Competition for attractive development opportunities is intense, as there are a number of competitors in the trash-to-energy, independent power, biosolids management and water and wastewater treatment industries interested in such opportunities. The Company believes that its comprehensive project development capabilities, operating experience and financing capabilities will enable it to continue to compete effectively.

     In its water and wastewater treatment services business, the Company competes with several national or international firms, primarily on the basis of price and technical capability and experience. In its biosolids management business, the Company competes with several large national and regional firms and numerous competitors which provide service in local markets. In the biosolids market, the principal competitive factors are price, availability of sites for temporary storage and beneficial reuse of biosolids and technical experience. In the air pollution control business, the Company competes with several large and small firms, both nationally and internationally, depending on the type and size of project being performed. The principal competitive factors in the air pollution control industry are price, technological capabilities and service. In supplying equipment and process systems, the Company competes with numerous manufacturing and engineering firms on a global basis, the principal competitive factors being price and technological performance.

     At the time of the 1990 merger between the Company and a subsidiary of WMX which resulted in WMX's acquisition of a controlling interest in the Company (the "1990 Merger"), the Company was granted an option to acquire an equity interest in WMX's international waste services operations, now conducted through WM International plc ("WM International"), a majority-owned subsidiary of WMX. In connection with the acquisition of an equity interest in WM International in 1991, the Company agreed that it would not conduct waste management services operations or engage in the operation and maintenance of water and wastewater treatment facilities outside of North America, other than through its ownership interest in WM International, until the later of (i) July 1, 2000 and (ii) the date on which WMX ceases to beneficially own a majority of the outstanding shares of Common Stock or a majority of all outstanding voting equity interests of WM International.

     Notwithstanding the foregoing, in 1995, the Company and WM International entered into a joint venture agreement whereby the Company will have primary responsibility for the early stage development of trash-to-energy projects outside North America (except in Italy and Germany) and WM International will have the right to acquire up to 49% of all equity of any such project available to WM International, the Company and their affiliates, with the Company or other investors owning the balance. Subject to some exceptions, the Company has committed to expend $10 million in development costs during the initial term of the joint venture, which expires on July 1, 2000. Thereafter, the joint venture will continue indefinitely, subject to the right of either WM International or the Company to terminate it by giving one year's written notice.

     In connection with the initial public offering of ordinary shares of WM International, the Company, WM International, Chemical Waste Management, Inc. ("CWM") and WMX entered into an International Business Opportunities Agreement which incorporates certain previously existing agreements among certain of the parties thereto made in connection with the 1990 Merger. The International Business Opportunities Agreement was amended and restated in connection with the organization of Rust International Inc. ("Rust"), to which the Company transferred, among other things, its engineering, environmental consulting and construction businesses in 1993 in exchange for an equity interest in Rust, and Rust became a party thereto. Under the Amended and Restated International Business Opportunities Agreement, the parties agreed that in order to minimize the potential for conflicts of interest among various subsidiaries under the common control of WMX, WMX has the right to direct business opportunities to the WMX controlled subsidiary which, in the reasonable and good faith judgment of WMX, has the most experience and expertise in the particular line of business involved. Opportunities in North America relating to (i) the manufacture or assembly of well screens, materials cleaning equipment, pumps and packaged water and wastewater treatment facilities; (ii) the operation and maintenance and, with respect to item (c) below, design, engineering and construction, of (a) municipal trash-to-energy facilities, (b) water, wastewater and sewage treatment facilities (excluding facilities designed to treat hazardous waste streams), (c) chimneys and air pollution control equipment and facilities (which allocation is worldwide), and (d) small power projects and independent power generation facilities (except for landfill gas recovery facilities which are covered under the Intellectual Property Licensing Agreement described under "Patents, Trademarks, Licenses and Other Agreements"); and (iii) facilities which treat or otherwise stabilize ash residues from trash-to-energy facilities, have been allocated to the Company. The Agreement allocates certain business opportunities, some of which were previously allocated to the Company, to Rust.

RESEARCH AND DEVELOPMENT

     The Company undertakes research and development in numerous areas of its operations, including energy generation, environmental control and the handling and recovery of waste materials and waste gases, water, wastewater and industrial process water technologies, and VOC catalyst and control technologies. the Company spent approximately $4.1 million, $3.5 million and $5.1 million on research and development during 1993, 1994 and 1995, respectively. In addition, the Company receives significant benefits from technological advances realized in connection with specific projects undertaken on its own behalf or under contracts with customers. Significant technological benefits are also realized through the Company's experience in operating its existing projects.

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

     In January 1995, the Company acquired from Champion International Corporation ("Champion") the exclusive, worldwide license rights for a proprietary plant effluent recycling process used in bleached kraft pulp mills and, from Sterling Pulp Chemicals, Ltd. ("Sterling"), the chloride removal process technology incorporated therein. The Company has a license agreement of unlimited duration with each of Champion and Sterling, subject to the Company fulfilling certain minimum obligations specified therein. The Company plans to design and market zero-liquid-discharge process water systems utilizing the licensed technology to remove chlorinated organics.

     Pursuant to a long-standing arrangement between the Company and von Roll Ltd. ("von Roll"), the Company has an exclusive license in the United States and Mexico to use certain combustion-grate technology owned by von Roll. The Company uses this technology in its trash-to-energy projects. The license agreement runs through December 31, 1998, subject to additional three-year-term renewals unless either party gives 12 months written notice of termination to the other. Either party to the license agreement may also terminate the contract upon one year's written notice and payment of a termination fee. Neither party has provided a termination notice.

     The Company has an agreement (the "Boiler Purchase Agreement") with Babcock & Wilcox Company ("B&W"), whereby B&W has agreed to provide, and the Company has agreed to purchase, certain boilers suitable for use in the Company's trash-to-energy facilities having a combustion capacity equal to or greater than 250 tons-per-day. In addition, B&W agrees to maintain the confidentiality of the Company's proprietary information incorporated in the boiler design, and not to use such information except for the purpose of manufacturing boilers for sale to the Company or its affiliates. The confidentiality provisions will survive the termination of the Boiler Purchase Agreement. The Boiler Purchase Agreement will remain in effect until June 30, 1997, subject to additional three-year-term renewals.

     The Company possesses foreign and domestic patents on various biosolids treatment processes. The Company has a license agreement with Seghers Engineering N.V. of Bruges, Belgium, granting the Company the exclusive right to use and market the Seghers Zerofuel sludge drying system, including the Seghodryer indirect multi-stage dryer for biosolids, within the United States and Canada. The license will remain in effect through the year 2011 provided that the Company meets specified levels of equipment orders or makes certain minimum payments under the agreement. In August 1994, the Company entered into a Know-How and Patent License Agreement with SC Technology AG of Switzerland pursuant to which the Company obtained certain exclusive patent and proprietary rights in the United States with respect to Swiss Combi dryer technology applicable to the drying and pelletizing of non-hazardous biosolids. The agreement has a five-year term with certain renewal rights. The Swiss Combi technology has been incorporated into the Baltimore, Maryland dryer and pelletizer facility which is now under construction. In addition, the Company holds several patents relating to the processing of biosolids through a direct biosolids dryer system.

     The Company is a party to a Land Option Agreement, as amended (the "Land Option Agreement"), with Waste Management, Inc. ("Waste Management"), a wholly-owned subsidiary of WMX, providing the Company until December 31, 2020 with the right, subject to certain restrictions, to acquire or lease sites for future trash-to-energy, biosolids management, organic waste composting or, subject to certain pre-conditions, medical waste incineration and autoclave facilities at any of Waste Management's existing or future landfills in the United States and Canada. Under the Land Option Agreement, Waste Management is obligated to pay the Company, at the end of the stated term of the agreement, an amount in cash equal to the Company's book value (less related deferred taxes) for such portion of the option as has not been allocated to acquired or leased parcels. In addition, the Company is a party to an Airspace Dedication Agreement, as amended, with Waste Management permitting the Company, for a period ending August 12, 2008, and subject to certain conditions and restrictions, to reserve capacity at Waste Management landfills for the disposal of certain wastes for fees generally on terms at least as favorable as those charged to other customers, and granting disposal credits to be credited against future disposal fees.

     In connection with the 1990 Merger, the predecessor of WM International, Waste Management International, Inc. ("WMII"), and Waste Management entered into an Intellectual Property Licensing Agreement with the Company. WM International has succeeded to the rights and obligations of WMII under the Intellectual Property Licensing Agreement as well as certain other agreements to which the Company and WMII were parties. Pursuant to the Intellectual Property Licensing
Agreement: (i) WM International granted the Company a 10-year, non-exclusive, royalty-free license, with two successive 5-year renewal options, to the "BRINI" recycling and composting technology owned by WM International; (ii) Waste Management granted the Company a 10-year, non-exclusive, royalty-free license, with two successive 5-year renewal options, to the Recycle America(R) and Recycle Canada(R) trademarks and logos and the related materials separation and processing technology of Waste Management for use in conjunction with recycling operations at or adjacent to any Company facility; (iii) Waste Management agreed to use reasonable efforts to enable the Company to sell recyclable materials to joint ventures or other markets developed by Waste Management; (iv) Waste Management agreed, to the extent consistent with its business plans, to use good faith efforts to develop its curbside recycling programs and free-standing recyclable materials recovery facilities to also support Company facilities; (v) the Company agreed to designate Waste Management as the provider of recyclable collection services for Company facilities to the extent possible, before offering such opportunity to any third party; (vi) Waste Management granted the Company a 10-year, non-exclusive, royalty-free license, with two successive 5-year renewal options, to all of Waste Management's proprietary technology and know-how in the area of landfill gas recovery and the conversion of such gas to energy (such license does not extend to the use by the Company of technology and know-how at sanitary landfill sites owned, operated or maintained by Waste Management or its subsidiaries and affiliates, other than the Company and its subsidiaries); and (vii) Waste Management agreed that only the Company, and not Waste Management, may develop the business of designing, constructing, operating and maintaining landfill gas recovery facilities for governmental, industrial and third party customers. To the extent the Company develops landfill gas recovery technology and know-how during the period of its license (and renewals) from Waste Management, it will share such technology and know-how with Waste Management on a similar royalty-free basis. The Company may waive its rights to develop landfill gas recovery systems on a case-by-case basis in those situations in which financial objectives specified by the Company's Board of Directors cannot be achieved by the Company through development of such projects. Projects waived by the Company may be developed by Waste Management.

     The licenses and related rights and obligations to conduct business granted under the Intellectual Property Licensing Agreement terminate, as to facilities not already operational, contractually committed or the subject of, or contemplated by, a bid or other submission previously made by the Company or Waste Management, as the case may be, at the earlier of the termination of the stated license periods, the expiration of any patent licensed under the agreement, or the date on which the Company is no longer a majority-owned subsidiary of WMX.

     The Company, WMX, CWM, Rust and WM International are also parties to a First Amended and Restated Master License Agreement. Under the Master License Agreement, as amended, each of the Company, WMX, Rust and CWM, on the one hand, and WM International, on the other, is granted the right to license, on a non-exclusive basis, certain proprietary rights of the other. The consideration for any such license will be based upon the fair market value of a license for the licensed technology at the time of grant, but may not exceed the most favorable price charged an unaffiliated licensee for a comparable license.

RAW MATERIALS

     Raw materials used by the Company, including fuel for its projects (such as trash, waste wood, waste tires, waste coal and natural gas), are generally readily available from many different suppliers. The majority of the solid waste disposed at the Company's energy projects is commonly obtained through long-term supply contracts with solid waste disposal authorities and municipalities under which minimum disposal fees are fixed and which generally provide for escalation in accordance with various price indexes. With respect to the Company's manufacturing businesses, the principal raw materials are carbon steel, steel alloy plate, stainless steel wire and plate and scrap metals. The raw materials necessary to each of the Company's businesses are readily available from a variety of sources and the Company does not anticipate any difficulty in obtaining such materials.

EMPLOYEES

     As of December 31, 1995, the Company had approximately 4,600 full-time employees. The Company considers relations with its employees to be satisfactory.

FINANCING CAPABILITIES AND FUNDING SUPPORT AGREEMENTS

     One of the most significant costs associated with the Company's own-and-operate projects may be debt service or lease rentals payable in connection with financing for the project. Financing structures vary substantially from transaction to transaction. The amount of annual financing cost is directly related to the capital cost of the facility, which may vary greatly from plant to plant, even with regard to similarly sized plants, due to a number of factors. These include the type of technology utilized, the amount of site preparation required and, where applicable, the form of energy generated and the proximity to the energy delivery point.

Financing Capabilities

     Each trash-to-energy, cogeneration, biosolids pelletizer and major water/wastewater treatment own-and-operate project developed by the Company requires substantial amounts of capital that generally range from $30 million to $400 million. Historically, such capital requirements have been financed through the issuance of project debt and the investment of Company funds and third party equity. The debt has primarily consisted of long-term tax-exempt or taxable bonds secured by a pledge of project revenues and assets, with certain additional security being provided, in some cases, directly or indirectly, by the Company, WMX or another project support entity. The Company has also used partnership, joint venture and sale and leaseback structures to bring third party equity into its project financings. The Company expects to finance its working capital requirements with its available cash. To the extent required, the Company has additional cash available to it pursuant to the Restated Funding Agreement described below or through the working capital program established between the Company and WMX described below under "Master Intercorporate Agreement."
Certain agreements with respect to the Company's financing capabilities and funding support are described below.

Restated Funding Agreement

     Pursuant to a Restated Funding Agreement between WMX and the Company, WMX agreed to use reasonable efforts to assist the Company, at the Company's request, in obtaining and maintaining a credit rating of "A" or better from Standard & Poor's Corporation or Moody's Investors Service for the Company's long-term unsecured debt securities. WMX's obligations under the Restated Funding Agreement, which terminate on August 12, 2008, may involve anything from contingent credit support obligations to and including WMX's purchase from the Company of up to $200 million principal amount of Company securities, which may be either debt, equity or a combination thereof (the "Securities"). WMX's obligations will be deemed satisfied by the purchase of such Securities, even if the purchase of all of the Securities does not enable the Company to obtain an "A" rating. In addition, the obligation to purchase any of the Securities will be suspended if the Company does not reasonably demonstrate its ability to pay interest or cash dividends, as the case may be, on the Securities. WMX's obligations will also be suspended during any period in which the Company obtains and maintains an "A" rating and will be reduced to the extent that the purchase of a lesser amount of Securities will allow the Company to obtain or maintain such a rating. Any Securities issued to WMX will be subject to mandatory repayment or redemption in equal annual installments during the 25 years following their date of issuance, and they may be prepaid or redeemed by the Company, at its option, if the directors of the Company not affiliated with WMX or the Company conclude that such repayment or redemption is in the best interests of the Company and its stockholders. Any Securities redeemed or prepaid prior to August 12, 2008 will restore availability under the $200 million purchase obligation referred to above. The Company has an implied "A-" credit rating from Standard & Poor's Corporation. The attainment of such rating did not involve the sale of any Securities to WMX.

Master Support Agreement

     Under a Master Support Agreement between Resco Holdings Inc. ("Resco"), a wholly-owned subsidiary of the Company, and AlliedSignal Inc. ("AlliedSignal"), Resco is required to reimburse AlliedSignal for any credit support payments AlliedSignal is required to make under various credit support agreements with respect to trash-to-energy projects of Resco. In addition, Resco is required to maintain its Consolidated Tangible Net Worth (as defined in the Master Support Agreement) at an amount equal to $549.8 million, which amount is automatically increased (but not decreased) to 90% of Resco's Consolidated Tangible Net Worth at the end of each quarter. As of December 31, 1995, Resco was in compliance with this provision. Resco is prohibited from paying cash dividends or acquiring any shares of its capital stock if its Consolidated Tangible Net Worth is, or would as a consequence of such payment or acquisition be, less than the required amount. The Master Support Agreement also restricts the ability of Resco to subject its property or the properties of its subsidiaries to liens securing indebtedness for money borrowed or similar indebtedness and may require Resco, under certain circumstances, to refinance indebtedness of trash-to-energy projects for which AlliedSignal's credit support is provided. AlliedSignal is providing credit support in respect of two of the Company's trash-to-energy facilities pursuant to the Master Support Agreement.

Master Intercorporate Agreement

     In connection with the 1990 Merger, the Company, WMX and CWM entered into a Master Intercorporate Agreement. Among other things, the Company and WMX agreed to implement a cash management and working capital program under the agreement. The agreement was amended and restated in 1993 to modify certain aspects of the cash management program established thereunder and again in 1995 to extend the term of the $100 million funding commitment, as described below. Subject to certain restrictions specified in the agreement, WMX agreed to fund the Company's working capital requirements at rates equal to or lower than those the Company would otherwise be able to obtain on the open market. The Company may borrow up to $100 million from WMX through December 1996, with automatic annual renewal periods thereafter, pursuant to the Master Intercorporate Agreement, plus the amount of cash invested by the Company with WMX. The remaining obligations of WMX under the Master Intercorporate Agreement will terminate at the time that both (i) WMX does not own a majority of the capital stock of the Company and (ii) WMX does not exercise, prior to its expiration, the option to maintain majority ownership of the capital stock of the Company (as provided in the Master Intercorporate Agreement).

ACQUISITIONS

     During 1995, the Company acquired one business, which specializes in the design and engineering of industrial wastewater treatment systems (primarily biological treatment) and is located outside the United States. The consideration paid was determined by direct negotiations with the owner of the acquired business. The Company also acquired a publicly owned wastewater treatment plant (see "Business-Services and Products-Clean Water-Water and Wastewater Treatment Services"). These acquisitions were not material to the Company's business as a whole.

EQUITY INVESTMENTS

Rust International Inc.

     The Company owns approximately 40% of the outstanding common stock of Rust, and the remaining shares are held by CWM (56%) and WMX (4%).

     Rust is a leading provider, through its subsidiaries, of environmental and infrastructure engineering and consulting services, primarily to clients in government and in the chemical, petrochemical, nuclear, energy, utility, pulp and paper, manufacturing, environmental services and other industries.

     Rust's environmental and infrastructure engineering and consulting services provide alternative solutions for client problems relating to removing and disposing of hazardous and toxic substances; managing solid waste, water and wastewater, groundwater and air resources; design and construction oversight of transportation facilities; and photogrammetry. Such services are provided to private industry, as well as federal, state and local governments, including the Department of Defense (the "DOD") and the Department of Energy (the "DOE"). The services include performing remedial investigations for the purpose of characterizing hazardous waste sites, preparing feasibility studies setting forth recommended alternative remedial actions, and providing engineering design and construction oversight services for remediation projects. The services provided also include the siting, permitting, design and construction oversight of solid and hazardous waste landfills and related facilities. Study, design and construction oversight services are also provided, primarily to municipalities, special government agencies and, to some extent, private industry in connection with wastewater collection and treatment, potable water supply treatment and distribution, stormwater management and the building of streets, highways, airports, bridges, waterways and rail services. Rust also provides architectural services in connection with these and other activities. Additional services provided through Rust include environmental assessment services, the design of systems to properly and safely store, convey, treat and dispose of industrial, hazardous and radioactive materials and consulting services regarding disposal, waste minimization methods and techniques, air quality regulation and industrial hygiene and safety.

     Rust also has an international environmental and infrastructure engineering and consulting, process engineering and construction and related services business performing projects in 35 countries. In Europe, Rust has offices in the United Kingdom, Germany, Sweden and Turkey, and in the Asia-Pacific region, in Australia, Hong Kong, China, Singapore, Malaysia and Indonesia. In the Middle East and Africa, Rust also has offices in the United Arab Emirates, Saudi Arabia and South Africa. Rust's overseas operations provide such services to the World Bank and associated lending agencies, national, regional and local governments and to clients in the utility and industrial power and general manufacturing industries. In addition, Rust provides such services to WM International worldwide.

     In May 1995, Rust sold substantially all of its hazardous and radioactive remediation services business to OHM Corporation, a publicly traded provider of environmental remediation services ("OHM"). As a result of that transaction, Rust acquired an approximately 37% interest in OHM.

     Rust also engages in providing process engineering, construction, specialty contracting and related services, but has announced its intention to sell or otherwise discontinue that business in North America and certain locations outside North America. The process engineering services currently provided by Rust are of two general types - facility process engineering and facility design engineering. Process engineers create the processes by which facilities operate, such as chemical, petrochemical, energy and pulp and paper plants. Design engineering services provided by Rust encompass the following disciplines: architectural; electrical; control systems; process piping; mechanical; structural; heating, ventilating and air conditioning ("HVAC"); and civil. The construction services currently provided by Rust are generally performed in connection with projects on which Rust has also provided the design engineering services. Rust also requisitions and procures equipment and construction materials for clients and performs quality assurance and quality control oversight of vendor manufacturing practices.

     Waste Management manages the business of Rust Industrial Services Inc., a subsidiary of Rust ("RIS") providing scaffolding and other on-site industrial services. RIS provides scaffolding services primarily to the chemical, petrochemical and utilities industries. In most cases, the scaffolding services are provided in conjunction with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, although such services are also performed in connection with new construction projects. RIS also performs a variety of types of other industrial services -- water blasting, tank cleaning, explosives blasting, chemical cleaning, industrial vacuuming, catalyst handling, specialty chemicals and separation technologies --primarily for clients in the petrochemical, chemical, and pulp and paper industries, utilities and, to a lesser extent, the public sector. RIS also provides on-site plant services, including providing personnel to perform mechanical and electrical services, equipment installation, welding, HVAC, warehousing and inventory management services and technical support in the area of industrial hygiene and safety training. RIS assists clients in the nuclear and utility industries in solving electrical, mechanical, engineering and related technical services problems. RIS also provides spent fuel storage (rerack) services to the nuclear power industry.

Waste Management International plc

     The Company owns approximately 12% of the outstanding ordinary shares of WM International. Approximately 56% of WM International's outstanding ordinary shares are held indirectly by WMX, and an additional 12% of such shares are held by Rust. The remaining outstanding ordinary shares of WM International are held by public stockholders.

     WM International's business may broadly be characterized into two areas of activity, collection services and treatment and disposal services. The following table shows the derivation of WM International's revenues for the years indicated and includes revenue from construction of treatment or disposal facilities for third parties under "Treatment and Disposal Services":

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                   1993     1994     1995
                                                   ----     ----     ----
    Collection Services........................     69%      64%      64%
    Treatment and Disposal Services............     31%      36%      36%

    In 1994, WM International completed 50 acquisitions in 10 countries, most of which were small acquisitions which complemented or expanded existing WM International operations in various markets. With its acquisition goals largely completed, WM International engaged in 25 additional small acquisitions during 1995. In accordance with its objective of maintaining a local identity, WM International, in certain cases, also operates through other companies or joint ventures in which WM International and its affiliates own less than a 100% interest. For example, WM International has an approximately 20% interest in Wessex Water Plc, an English publicly traded company providing water treatment, water distribution, wastewater treatment and sewerage services ("Wessex"). Through a joint venture with Wessex, WM International provides waste management and related services in the United Kingdom.

    Because of the size and timing of projects and acquisitions, WM International's revenue mix by country varies from year to year. Countries in which revenue exceeded 10% of WM International's consolidated total were: Italy (32%) and The Netherlands (11%) in 1993, Italy (26%) and Germany (12%) in 1994 and Italy (23%), Germany (14%), The Netherlands (11%) and The United Kingdom (11%) in 1995.

    While WM International has considerable experience in mobilizing for and managing foreign projects, its operations continue to be subject generally to such risks as currency fluctuations and exchange controls, the need to recruit and retain suitable local labor forces and to control and coordinate operations in different jurisdictions, changes in foreign laws or governmental policies or attitudes concerning their enforcement, political changes, local economic conditions and international tensions. In addition, price adjustment provisions based on certain formulae or indices may not accurately reflect the actual impact of inflation on the cost of performance.

    WM International records and reports its earnings in pounds sterling. Currency fluctuations affecting the pounds sterling exchange rates will cause the Company's earnings from WM International to fluctuate. The Company may from time to time engage in hedging transactions in order to seek to mitigate the effect of such exchange rate fluctuations.

COLLECTION SERVICES

    Collection services include collection and transportation of solid, hazardous and medical wastes and recyclable material from residential, commercial and industrial customers. WM International provided collection services as of December 31, 1995 to governmental and private customers in ten European countries, Argentina, Australia, New Zealand and Taiwan. Business is obtained through public bids or tenders, negotiated contracts, and, in the case of commercial and industrial customers, direct contracts. WM International operates 318 collection and staging facilities and 76 waste transfer facilities.

    Residential solid waste collection is normally performed by WM International pursuant to municipal contracts. WM International has approximately 1,500 municipal contracts, serving more than 6,800,000 residential properties. The scope, specifications, services provided and duration of such contracts vary substantially, with some contracts encompassing landfill disposal of collected waste, street-sweeping and other related municipal services. The largest number of municipal contracts held by WM International is in Italy where WM International services approximately 1,850,000 residential properties. Pricing for municipal contracts is generally based on volume of waste, number and frequency of collection pick-ups, and disposal arrangements. Longer-term contracts typically have formulae for periodic price increases or adjustments. WM International also provides curbside recycling services.

    Street, industrial premises, office and parking lot cleaning services are also performed by WM International, along with portable sanitation/toilet services for such occasions as outdoor concerts and special events.

    WM International's commercial and industrial solid and hazardous waste collection services are generally contracted for by individual establishments. In addition to solid waste collection customers, WM International provides services to small quantity waste generators, as well as larger petrochemical, pharmaceutical and other industrial customers, including collection of hazardous, chemical or medical wastes or residues. WM International has approximately 285,000 commercial and industrial customers. Contract terms and prices vary substantially between jurisdictions and types of customer. WM International also provides commercial and industrial recycling services.

TREATMENT AND DISPOSAL SERVICES

    Treatment and disposal services include processing of recyclable materials, operation of both solid and hazardous waste landfills, operation of municipal and hazardous waste incinerators, operation of a trash-to-energy facility, operation of water and wastewater treatment facilities, operation of hazardous waste treatment facilities and construction of treatment or disposal facilities for third parties. The operation of solid waste landfills is currently WM International's most significant treatment and disposal service. Treatment and disposal services are provided under contracts which may be obtained through public bid or tender or direct negotiation, and are also provided directly to other waste service companies. At December 31, 1995, WM International owned, operated or maintained 23 waste treatment facilities, 79 recycling and recyclables processing facilities, 9 incinerators and 55 landfills.

    Once collected, solid wastes may be processed in a recyclables processing facility for sale or other disposition for use in various applications. Unprocessed solid wastes, or the portion of the waste stream remaining after recovery of recyclable materials, require disposal, which may be accomplished through incineration (in connection with which the energy value may be recovered in a trash-to-energy facility) or through disposal in a solid waste landfill. The relative use of landfills versus incinerators differs from country to country and will depend on many factors, including the availability of land, geological and hydrological conditions, the availability and cost of technology and capital, and the regulatory environment. The main determinant of disposal method is generally the disposal cost per cubic meter at local landfills, as incineration is generally more expensive.

    At present, in most countries in which WM International operates, landfilling is the predominant disposal method employed. WM International owns or operates solid waste landfills in Argentina, Australia, Brazil, Denmark, France, Germany, Hong Kong, Indonesia, Italy, New Zealand, Spain, Sweden and the United Kingdom. Landfill disposal agreements may be separate contracts or an integrated portion of collection or treatment contracts.

    Demand for solid waste incineration is affected by landfill disposal costs and government regulations. The incineration process for non-hazardous solid waste has also been influenced by two significant factors in recent years: (i) increasingly strict control over air emissions from incinerators; and (ii) increasing emphasis on trash-to-energy incinerators, which utilize heat produced by incinerators to generate electricity and other energy. Incineration generates approximately 30% residue (by weight), which is either landfilled or, if permitted, recycled for use as a road base or in other construction uses.

    WM International's trash-to-energy incinerator in Hamm is a German-designed plant and the only privately operated trash-to-energy facility in Germany. It is among the first trash-to-energy facilities to fully comply with that country's stringent new air pollution requirements. The facility serves the household and commercial solid waste incineration needs of a population of approximately 600,000 in Hamm and nearby towns. Under its current permits, the facility is able to produce 18 megawatts per hour of steam-generated electricity and sold approximately 74,000 megawatt hours to the local power grid in 1995 (enough power for about 17,000 homes). In 1992, WM International entered into a contract with the County of Gutersloh, Germany to design, construct, own and operate a trash-to-energy facility. The facility is designed to convert 268,000 metric tons per year of municipal waste and sewage sludge into energy. The facility would be capable of producing enough electricity to power more than 35,000 homes. During 1995, WM International's permit application to develop and operate the Gutersloh facility was denied. WM International believes it is entitled to the permit and is appealing the denial. WM International also operates seven small conventional municipal solid and other waste incineration facilities.

    WM International owns or operates hazardous waste treatment facilities in Australia, Finland, France, Germany, Hong Kong, Indonesia, Italy, The Netherlands, Spain, Sweden and the United Kingdom and has entered into agreements with respect to the development of hazardous waste treatment facilities in Argentina and Thailand.

    WM International operates facilities in Hong Kong which are owned by the Hong Kong government. Control of the Hong Kong government passes to The People's Republic of China in 1997. WM International is unable to predict what impact, if any, this change will have on its operations in Hong Kong.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the names and ages of the Company's executive officers (as defined by the regulations of the Securities and Exchange Commission), the principal positions they hold with the Company and with WMX and its affiliates as of December 31, 1995, and summaries of their business experience. Experience shown with the Company includes experience with a predecessor of the Company prior to the August 1989 merger of such predecessor into Resco. Executive officers are elected by the Board of Directors and serve at the discretion of the Board. Phillip B. Rooney, the Company's Chairman and Chief Executive Officer, is also an executive officer of WMX and certain of its affiliates other than the Company and devotes a majority of his working time to his responsibilities in such other capacities. However, the Company anticipates that he will devote sufficient time and attention to the Company's business as reasonably may be required to fulfill the duties of his office.

NAME AND TITLE                     AGE  BUSINESS EXPERIENCE
--------------                     ---  -------------------
Phillip B. Rooney................   51  A director of the Company since September 1988.  Chairman of
  Chairman of the Board and             the Board and Chief Executive Officer of the Company since
  Chief Executive Officer               November 1990.  President and Chief Operating Officer of
                                        WMX since November 1984.  Chairman of the Board of Rust
                                        since January 1993.  Chairman of the Board and Chief Executive
                                        Officer of Waste Management since January 1994.  Mr. Rooney is also a director of WMX, WM International, Illinois Tool
                                        Works, Inc., Caremark International Inc., Urban Shopping
                                        Centers, Inc. and ServiceMaster Management Corporation, the
                                        general partner of ServiceMaster Limited Partnership.

John M. Kehoe, Jr................   62  Nominee for election as a director of the Company.  President
  President and Chief Operating         and Chief Operating Officer of the Company since January 1993.
  Officer                               Vice President of the Company from December 1991 through
                                        December 1992.  President of Wheelabrator Environmental
                                        Systems Inc. ("WESI"), a subsidiary of the Company, from
                                        November 1990. Managing Director of the Company from June
                                        1988 to November 1990.

John J. Goody....................   51  Vice President of the Company since August 1995.  Chief
  Vice President; Chief Executive       Executive Officer of Wheelabrator Water Technologies Inc.
  Officer, Wheelabrator Water           ("WWTI") since January 1996 and Vice President of
  Technologies Inc.                     Wheelabrator Clean Water Inc., a predecessor company, from
                                        August to December 1995.  President of Rust Limited from
                                        April 1993 to August 1995.  Vice President and Chief Financial
                                        Officer of Rust from June 1991 to April 1993 and previously
                                        Senior Vice President-Government and Aerospace Operations
                                        of Rust beginning in 1990.

Herbert A. Getz..................   40  Secretary of the Company since July 1995, a position he
  Secretary                             previously held, as well as being the Company's Vice President and General Counsel, from November 1990 until May 1993.

                                        Senior Vice President of WMX since May 1995, Vice President of WMX since May 1990 and General Counsel of WMX since
                                        August 1992.  Assistant General Counsel of WMX from
                                        December 1985 to August 1992.  Previously Vice President,
                                        General Counsel and Secretary of Waste Management from
                                        April 1989 to December 1993, and Vice President of Rust from
                                        January 1993 to May 1994.  Mr. Getz is Chairman of the Board
                                        of Directors of NSC Corporation and a director of OHM
                                        Corporation.

Richard S. Haak, Jr..............   41  Controller of the Company since November 1993.  Vice
  Controller                            President and Controller-Operations of WESI from September
                                        1987 until November 1993.

Ray L. Patel.....................   50  President of WWTI since January 1996 and of a predecessor
  President, Wheelabrator Water         corporation, Wheelabrator Engineered Systems Inc.
  Technologies Inc.                     ("Engineered Systems"), from January 1993 to December 1995.
                                        Chief Executive Officer of Engineered Systems since April 1993.
                                        President of Johnson Filtration Systems Inc., Engineered
                                        Systems' predecessor, from April 1988 through December 1992.
                                        Division President of Wheelabrator Clean Water from
                                        November 1990 to July 1991.

Mark P. Paul.....................   46  Vice President and General Counsel of the Company since May
  Vice President and                    1993.  Associate General Counsel and Staff Vice President of
  General Counsel                       the Company from February 1993 to May 1993.  Vice President and General Counsel of WESI from September 1987 to May
                                        1993.

John D. Sanford..................   42  Vice President, Chief Financial Officer and Treasurer of the
  Executive Vice President,             Company since May 1993, and Executive Vice President since
  Chief Financial Officer               August 1995.  Staff Vice President-Finance of the Company
  and Treasurer                         from February 1993 to May 1993.  Vice President and Chief
                                        Financial Officer of WESI from August 1987 to May 1993.

James F. Wood....................   53  Senior Vice President and General Manager of WESI from
  Senior Vice President                 November 1992 to December 1995.  Vice President-Plant
  and General Manager,                  Operations of WESI from September 1990 to November 1992.
  Wheelabrator Environmental            Managing Director of the Company from April 1989 to
  Systems Inc.                          September 1990.  Vice President-Plant Services of WESI from
                                        May 1988 to April 1989.


ITEM 2 -- PROPERTIES

    The Company owns the building and surrounding grounds comprising its principal executive offices, located at Liberty Lane, Hampton, New Hampshire 03842. The Company believes that its property and equipment are generally well maintained, in good operating condition and adequate for its present needs. The inability to renew any short-term real property lease by the Company or any of its subsidiaries would not have a material adverse effect on its results of operations. The Company regularly upgrades and modernizes facilities and equipment and expands its facilities as necessary.

    The following tables set forth the Company's principal facility locations in operation and their use (including those operated by the Company for others under long-term contracts or similar arrangements) as of December 31, 1995.

DESCRIPTION OF OWNED, LEASED AND/OR LONG-TERM OPERATED PROJECTS

    Set forth below is a description of projects in operation or under construction which are owned, leased or operated under long-term operating agreements by Company subsidiaries, partnerships or joint ventures controlled by Company subsidiaries. Unless indicated to the contrary below, each project is owned by subsidiaries or affiliates of the Company. While the Company exercises, or will exercise, operating control over each such project, the Company has no ownership interest in certain of the projects.


Projects in Operation
                                          DESIGN       DESIGN
          PROJECT                         OUTPUT      CAPACITY                COMMENTS
          -------                         ------      --------                --------
1.  Amarillo, Texas                       N/A         3,500,000    Owned and operated since 1976 by
    Coal Handling Facility                            TPY          the Company and its predecessors.

2.  Anderson, California                  6mW         210 TPD      Owned and operated by the Company
    Wood Waste Cogeneration                                        since mid-1993.
    Facility

3.  Baltimore, Maryland                   60mW        2,250 TPD    Owned and operated by the Company
    Trash-to-Energy Facility                                       from 1985 to 1988.  Operated by the
    Owner: Ford Motor Credit                                       Company since 1988 under a long-
    Company ("Ford Credit")                                        term lease expiring in 2007, with
                                                                   certain renewal and purchase options.

4.  Baltimore, Maryland                   N/A         110 DTPD     Owned and operated by the Company
    Biosolids Dryer and                                            since January 1995.
    Pelletizer (Back River
    Project)

5.  Bridgeport, Connecticut               70mW        2,250 TPD    Operated since 1988 by the Company
    Trash-to-Energy Facility                                       under a long-term lease expiring in
    Owner:  Ford Credit                                            2009, with certain renewal and
                                                                   purchase options.


                                          DESIGN       DESIGN
          PROJECT                         OUTPUT      CAPACITY                COMMENTS
          -------                         ------      --------                --------
6.  Broward County, Florida               70mW        2,250 TPD    Owned and operated by the Company
    South Site                                                     since mid-1991.
    Trash-to-Energy Facility

7.  Broward County, Florida               70mW        2,250 TPD    Owned and operated by the Company
    North Site                                                     since early 1992.
    Trash-to-Energy Facility

8.  Claremont,                            5mW         200 TPD      Owned and operated by the Company
    New Hampshire                                                  since 1987.
    Trash-to-Energy Facility

9.  Cobb County, Georgia                  N/A         35 DTPD      Operated by the Company since late
    Biosolids Dryer and                                            1992 under a subcontract expiring in
    Pelletizer                                                     1996, with a renewal option.
    Owner:  Cobb County,
    Georgia

10.  Concord, New Hampshire               14mW        575 TPD      Owned and operated by the Company
     Trash-to-Energy Facility                                      since 1989.

11.  Earth, Texas                         N/A         3,500,000    Owned and operated since 1982 by
     Coal Handling Facility                           TPY          the Company and its predecessors.

12.  Falls Township,                      53mW        1,500 TPD    Owned and operated by the Company
     Pennsylvania Trash-to-                                        since August 1994.
     Energy Facility

13.  Frackville, Pennsylvania             47mW        1,700 TPD    Owned and operated by the Company
     Anthracite Culm                                               since 1989.
     Cogeneration Facility

14.  Franklin, Ohio                       N/A         4.5 MGD      Owned and operated by the Company
     MCD Franklin Wastewater                                       since July 1995 under a long-term
     Treatment Plant                                               contract expiring in 2015, with certain
                                                                   renewal options.

15.  Hagerstown, Maryland                 N/A         16 DTPD      Operated by the Company since late
     Biosolids Dryer and                                           1992 under a lease expiring in 1998,
     Pelletizer                                                    with a renewal option.
     Owner:  Hagerstown,
     Maryland

16.  Gloucester County,                   14mW        575 TPD      Owned and operated by the Company
     New Jersey                                                    since 1990.
     Trash-to-Energy Facility


                                          DESIGN       DESIGN
          PROJECT                         OUTPUT      CAPACITY                COMMENTS
          -------                         ------      --------                --------
17.  Lisbon, Connecticut                  13mW        500 TPD      Operated since January 1, 1996 by
     Trash-to-Energy Facility                                      the Company under a long-term
     Owner: Eastern                                                contract expiring in 2020.
     Connecticut Resource
     Recovery Authority

18.  Millbury, Massachusetts              45mW        1,500 TPD    Operated by the Company since 1987
     Trash-to-Energy Facility                                      under a long-term lease expiring in
     Owner: Ford Credit                                            2007, with certain renewal and
                                                                   purchase options.

19.  New York, New York                   N/A         300 DTPD     Owned and operated by the Company
     Biosolids Dryer and                                           since mid-1993.
     Pelletizer

20.  North Andover,                       40mW        1,500 TPD    Owned and operated by the Company
     Massachusetts                                                 since 1985.
     Trash-to-Energy Facility

21.  Norwalk, California                  28mW        5,600 MCF    Operated by the Company since 1988
     Gas Cogeneration Facility                        per day      under a lease expiring in 2008, with
     Owner: Signal Capital                                         an option to buy, subject to prior
     Corporation                                                   rights of the State of California to
                                                                   purchase the lease and the facility
                                                                   after 2003.

22.  Pinellas County, Florida             5mW         3,000 TPD    Operated by the Company since 1983
     Trash-to-Energy Facility                                      under a long-term contract expiring
     Owner: Pinellas County,                                       in 2003.
     Florida

23.  Polk County, Florida                 40mW        1,000 TPD    Owned and operated since August
     Urban Wood Waste-to-                                          1995 by a partnership in which the
     Energy Facility                                               Company owns an 81% interest.

24.  Saugus, Massachusetts                40mW        1,500 TPD    Operated by the Company since 1975;
     Trash-to-Energy Facility                                      wholly-owned by the Company since
                                                                   1987.

25.  Shasta County, California            49mW        2,400 TPD    Operated by the Company since 1988
     Wood Waste Small Power                                        under a long-term lease expiring in
     Production Facility                                           2007, with renewal and purchase
     Owner: Ford Credit                                            options.

26.  Sherman Station, Maine               18mW        800 TPD      Operated by a partnership in which
     Wood Waste Cogeneration                                       the Company has a 60% interest
     Facility                                                      since 1986.  Leased by the Company
     Owner: Chrysler Financial                                     under a long-term contract expiring
     Corporation                                                   in 2006, with renewal and purchase
                                                                   options.


                                          DESIGN       DESIGN
          PROJECT                         OUTPUT      CAPACITY                COMMENTS
          -------                         ------      --------                --------
27.  Spokane, Washington                  26mW        800 TPD      Operated by the Company since late
     Trash-to-Energy Facility                                      1991 under a long-term contract
     Owner: City of Spokane,                                       expiring in 2011.
     Washington

28.  Tampa, Florida                       20mW        1,000 TPD    Operated by the Company since 1988
     Trash-to-Energy Facility                                      under a long-term contract expiring
     Owner: City of Tampa,                                         in 2005.
     Florida

29.  Westchester County,                  60mW        2,250 TPD    Owned and operated since 1984 by
     New York                                                      Westchester Resco Company L.P.
     Trash-to-Energy Facility                                      ("Westchester Resco") (1)

---------------------
(1) Westchester Resco is a limited partnership, 75% held by the Company, and 25% held indirectly by John Hancock Mutual Life Insurance Co. as a limited partner.



Project Under Construction
                                          DESIGN       DESIGN
          PROJECT                         OUTPUT      CAPACITY                COMMENTS
          -------                         ------      --------                --------
     Baltimore, Maryland                  N/A         110 DTPD     Owned by the Company.  Construction
     Biosolids Dryer and                                           expected to be completed in mid-1997.
     Pelletizer (Patapsco Project)

 KEY:  mW--Megawatts    DTPD--Dry Tons Per Day    TPD--Tons Per Day
       TPY--Tons Per Year    MCF--Thousands of Cubic Feet
       MGD--Millions of Gallons Per Day

Non-Project Facilities

     Set forth below is a list of all of the primary non-project facilities owned by the Company as of December 31, 1995, and each of the principal plants and offices leased by the Company as of that date. Such list does not purport to be a complete list of all of the Company's leased properties.

      LOCATION                                 SITE USE                    NATURE OF INTEREST
      --------                                 --------                    ------------------
Annapolis, Maryland.........  Offices                                  Lease
Almelo, The Netherlands.....  Manufacturing facility and office space  Own
Bilboa, Spain...............  Offices                                  Lease
Billerica, Massachusetts....  Manufacturing facility and office space  Lease
Brisbane, Autralia..........  Manufacturing facility and office space  Lease
Charleville, France.........  Manufacturing facility and office space  Lease
Chatelleurault, France......  Manufacturing facility                   Own
Cologne, Germany............  Manufacturing facility and office space  Lease
Commerce, California........  Manufacturing facility and office space  Lease
Dublin, Ireland.............  Manufacturing facility                   Own
Halifax, United Kingdom.....  Manufacturing facility and office space  Own
Hampton, New Hampshire......  Offices                                  Own
LaGrange, Georgia...........  Manufacturing facility and office space  Own
New Brighton, Minnesota.....  Manufacturing facility and office space  Own
Naperville, Illinois........  Offices                                  Lease
Parker, Arizona.............  Carbon regeneration facility             Own building/lease site
Pittsburgh, Pennsylvania....  Offices                                  Lease
Rochester, New Hampshire....  Biosolids compost facility               Own building/lease site
Schaumburg, Illinois........  Offices                                  Lease
Singapore, Singapore........  Manufacturing facility and office space  Own building/lease site
Sturbridge, Massachusetts...  Manufacturing facility                   Own
Susona City, Japan..........  Manufacturing facility and office space  Lease
Taichung, Taiwan............  Manufacturing facility and office space  Own
Walterboro, South Carolina..  Foundry                                  Own

ITEM 3 -- LEGAL PROCEEDINGS

     The business in which the Company is engaged is intrinsically connected with the protection of the environment and involves the potential for the discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action in which governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in proceedings relating to the Company's compliance with various environmental laws and regulations. At December 31, 1995, a subsidiary of the Company was involved in one such proceeding where it is believed that sanctions involved may exceed $100,000.

     In addition, there are other routine lawsuits and claims pending against the Company and its subsidiaries incidental to their businesses. In the opinion of the Company's management, the ultimate liability, if any, with respect to the above proceedings and such other lawsuits and claims will not have a material adverse effect on the business and properties of the Company, taken as a whole, or its financial position or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's security holders during the fourth quarter of 1995.

                                 PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Common Stock is traded on The New York Stock Exchange under the symbol "WTI." The table below sets forth by quarter, for the last two years, the high and low sales prices of the Common Stock on The New York Stock Exchange Composite Tape as reported by The Wall Street Journal (Midwest Edition) and also shows the cash dividends declared per share during such periods:

                                  Market Price (1)
                                --------------------     Cash Dividends
         1994                     High         Low     Declared Per Share
         ----                     ----         ---     ------------------
         First Quarter          $21-1/4      $17-1/4           --
         Second Quarter         $20-5/8      $17-3/4         $0.10
         Third Quarter          $18-3/4      $15-1/4           --
         Fourth Quarter         $15-1/2      $13-1/4           --

         1995
         ----
         First Quarter           17-1/2       12-1/2           --
         Second Quarter          15-3/4       13-5/8         $0.11
         Third Quarter           17           14-1/4           --
         Fourth Quarter          16-3/4       14               --

     The approximate number of holders of record of Common Stock as of March 20, 1996 was 15,900.

     During 1995, the Board of Directors declared, and the Company paid, an annual dividend in the amount of $0.11 per share. Future cash dividends will be considered by the Board of Directors based upon the Company's earnings and financial position and such other business considerations as the Board of Directors considers relevant.

     On December 12, 1995, the Company announced that the Board of Directors had authorized the repurchase of up to 20 million shares of Common Stock from time to time over the following 24-month period in the open market or in privately negotiated transactions, replacing a prior common stock repurchase program. During 1995, the Company repurchased a total of 7,194,600 shares.

ITEM 6 -- SELECTED FINANCIAL DATA

          The following selected consolidated financial information for each of the five years in the period ended December 31, 1995 is derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is incorporated by reference in this report. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements, and the related Notes, and the other financial information filed as exhibits to this report and incorporated herein by reference.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED SELECTED FINANCIAL DATA
                      ------------------------------------
                    (000s omitted except per share amounts)

                                                         Years Ended December 31
                                       ------------------------------------------------------------
                                          1991        1992        1993         1994         1995
RESULTS OF OPERATIONS
Revenue                                $1,173,449  $1,483,054  $1,142,219   $1,324,567   $1,451,675
Income from continuing
  operations                              126,059     176,382     156,755      180,162      162,149
Net income                                126,059     134,152     163,102      184,895      137,858
Weighted average common and common
  equivalent shares outstanding           172,400     188,200     188,900      189,900      185,000
Earnings per common and common
  equivalent share:
  Income from continuing
    operations                         $     0.73  $     0.94  $     0.83   $     0.95   $     0.88
  Net income                                 0.73        0.71        0.86         0.97         0.75
Dividends declared per common share            --        0.04        0.08         0.10         0.11

FINANCIAL CONDITION (at year end)
Total assets                           $2,712,173  $2,986,024  $3,081,709   $3,276,611   $3,220,193
Working capital                           484,427     240,415      (2,999)     (16,027)      98,165
Long-term debt                            991,578     858,634     777,250      735,933      704,414
Stockholders' equity                      891,351   1,039,343   1,286,838    1,424,882    1,450,265

----------------------------
 . Certain prior period amounts have been reclassified to conform with the current year presentation.

 . 1991 income from continuing operations includes a $47.1 million pretax gain on the sale of certain foreign equity investments.

 . 1992 income from continuing operations includes a $47.0 million nontaxable gain related to the initial public offering of shares by WM International.

 . 1992 net income includes one-time charges of $42.2 million related to the adoption of two new financial accounting standards: Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

 .   Beginning in 1993, the Company no longer consolidates the financial results of certain businesses contributed to form, in part, Rust. Revenue from the contributed businesses amounted to approximately $397.8 million and $554.7 million in 1991 and 1992, respectively. Beginning in 1993, the Company's share of Rust's net income is included in equity in earnings of affiliates. See Note 3 of the Notes to Consolidated Financial Statements.

 .   1993 income from continuing operations includes a $7.7 million nontaxable gain related to issuance of stock by Rust and a $6.5 million increase in the income tax provision due to revaluing deferred income taxes as a result of the enactment of the Omnibus Budget Reconciliation Act of 1993. See Notes 3 and 4 of the Notes to Consolidated Financial Statements.

 .   1993, 1994 and 1995 net income includes equity income from discontinued
    operations of Rust of $6.3 million, $4.7 million and $5.8 million, respectively. It is not practical to restate periods prior to 1993 for these discontinued operations. Net income for 1995 also includes a $30.1 million charge for the Company's equity in Rust's provision for loss on the disposal of discontinued operations. See Note 3 of the Notes to Consolidated Financial Statements.

 .   1995 income from continuing operations includes a reduction in equity income of $25.6 million related to a special charge recorded by WM International. See Note 3 of the Notes to Consolidated Financial Statements.

 .   The increase in weighted average common and common equivalent shares outstanding in 1992 is largely due to shares issued in connection with acquisitions. During 1995, the weighted average common and common equivalent shares outstanding decreased due to stock repurchases. See Note 5 of the Notes to Consolidated Financial Statements.

                ----------------------------------------------

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 8 through 13 of the Company's 1995 Annual Report to Stockholders (the "Annual Report") which discussion is filed as an exhibit to this report and incorporated herein by reference.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    (a) The Consolidated Balance Sheets as of December 31, 1994 and 1995, Consolidated Statements of Income, Cash Flows and Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1995 and the Notes to Consolidated Financial Statements set forth on pages 14 through 27 of the Annual Report are filed as an exhibit to this report and incorporated herein by reference.

    (b) Selected Quarterly Financial Data (Unaudited) is set forth in Note 11 of the Notes to Consolidated Financial Statements referred to in Item 8(a) above and incorporated herein by reference.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors. The information appearing under the caption "Election of Directors" on pages 2 through 4 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 1, 1996 (the "Proxy Statement"), is incorporated herein by reference.

    Executive Officers. Information with respect to executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in
Item 1 of this report.

ITEM 11 -- EXECUTIVE COMPENSATION

    Information appearing under the caption "Compensation" on pages 8 through 12 of the Proxy Statement is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information appearing under the caption "Principal Stockholders" on pages 1 and 2 of the Proxy Statement and under the caption "Securities Ownership of Management" on pages 5 through 7 of the Proxy Statement is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information appearing under the caption "Certain Transactions and Other Matters" on pages 19 through 25 of the Proxy Statement and in the first full paragraph on page 4 of the Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A)  (1) FINANCIAL STATEMENTS:

    The following financial statements and supplementary data of the Company are filed as an exhibit hereto and incorporated herein by reference:

         (i) Consolidated Statements of Income for the years ended December 31, 1993, 1994 and 1995.
         (ii)    Consolidated Balance Sheets as of December 31, 1994 and 1995.
         (iii) Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.
         (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1993, 1994 and 1995.

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

-------------------------
     * In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

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

         (xii) Wheelabrator Technologies Inc. Corporate Incentive Bonus Plan (as amended and restated as of March 13, 1995) (incorporated by reference to Exhibit 10.38 to the registrant's 1994 annual report on Form 10-K).

         (xiii) Wheelabrator Technologies Inc. Long Term Incentive Plan (as amended and restated as of March 14, 1994) (incorporated by reference to Exhibit 10.40 to the registrant's 1993 annual report on Form 10-K).

         (xiv) Retirement Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 10.32 to the registrant's 1988 annual report on Form 10-K).

         (xv) Amendment, dated as of September 7, 1990, to the Retirement Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 19.01 to the registrant's 1990 annual report on Form 10-K).

         (xvi) Amendment, dated June 10, 1991, to the Retirement Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 19.01 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

         (xvii) 1991 Stock Option Plan for Non-Employee Directors ("1991 Directors Plan") of the registrant adopted June 10, 1991 (incorporated by reference to Exhibit 19.04 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30,
                 1991).

         (xviii) Amendment to 1991 Directors Plan dated as of December 22, 1993
                 (incorporated by reference to Exhibit 10.46 to the registrant's 1993 annual report on Form 10-K).

         (xix) Amendment to 1991 Directors Plan dated as of August 29, 1994 (incorporated by reference to Exhibit 10 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994).

         (xx) 1992 Stock Option Plan of the registrant (incorporated by reference to Exhibit 10.45 to the registrant's 1991 annual report on Form 10-K).

    (B)  REPORTS ON FORM 8-K:

    The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1995.

                         WHEELABRATOR TECHNOLOGIES INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                (000'S OMITTED)

                                       BALANCE AT             ACCOUNTS            BALANCE AT
                                       BEGINNING    CHARGED    WRITTEN               END
                                        OF YEAR    TO INCOME     OFF    OTHER(1)   OF YEAR
                                       ----------  ---------  --------  --------  ----------
1993
     Reserve for doubtful accounts      $14,242     $2,754    ($1,917)  ($5,795)   $ 9,284

1994
     Reserve for doubtful accounts      $ 9,284     $2,783    ($2,955)   $  350    $ 9,462

1995
     Reserve for doubtful accounts      $ 9,462     $5,490    ($1,509)  ($1,256)   $12,187

(1) Reserves of purchased companies, translation adjustments, and transfers to affiliates.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders of Wheelabrator Technologies Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Wheelabrator Technologies Inc. Annual Report to Stockholders for 1995 incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of Wheelabrator Technologies Inc. included on page 32 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                        /s/ Arthur Andersen LLP
                                        ARTHUR ANDERSEN LLP


New York, New York,
February 2, 1996

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oak Brook, Illinois on the 29th day of March 1996.

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

      Name                        Title                      Signature                Date
      ----                        -----                      ---------                ----
Phillip B. Rooney       Director, Chairman of the   /s/ PHILLIP B. ROONEY        March 29, 1996
                        Board and Chief Executive   ---------------------------
                        Officer                     Phillip B. Rooney

John D. Sanford         Executive Vice President,   /s/ JOHN D. SANFORD          March 29, 1996
                        Treasurer and Chief         ---------------------------
                        Financial Officer           John D. Sanford

Richard S. Haak, Jr.    Controller and Principal    /s/ RICHARD S. HAAK, JR.     March 29, 1996
                        Accounting Officer          ---------------------------
                                                    Richard S. Haak, Jr.

Dean L. Buntrock        Director                    /s/ DEAN L. BUNTROCK         March 29, 1996
                                                    ---------------------------
                                                    Dean L. Buntrock

William M. Daley        Director                    /s/ WILLIAM M. DALEY         March 29, 1996
                                                    ---------------------------
                                                    William M. Daley

Kay Hahn Harrell        Director                    /s/ KAY HAHN HARRELL         March 29, 1996
                                                    ---------------------------
                                                    Kay Hahn Harrell

Donald F. Flynn         Director                    /s/ DONALD F. FLYNN          March 29, 1996
                                                    ---------------------------
                                                    Donald F. Flynn

Paul M. Montrone        Director                    /s/ PAUL M. MONTRONE         March 29, 1996
                                                    ---------------------------
                                                    Paul M. Montrone

James E. Koenig         Director                    /s/ JAMES E. KOENIG          March 29, 1996
                                                    ---------------------------
                                                    James E. Koenig

Manuel Sanchez          Director                    /s/ MANUEL SANCHEZ           March 29, 1996
                                                    ---------------------------
                                                    Manuel Sanchez

Thomas P. Stafford      Director                    /s/ THOMAS P. STAFFORD       March 29, 1996
                                                    ---------------------------
                                                    Thomas P. Stafford

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

4.        None.

5.        Inapplicable.

6.        Inapplicable.

7.        Inapplicable.

8.        Inapplicable.

9.        None.

10.01     Master Support Agreement, dated as of February 26, 1986, among
          AlliedSignal Inc. ("AlliedSignal"), the registrant and Signal Capital
          Corporation, as amended and restated as of January 27, 1987, and as further amended and restated as of December 7, 1988, among AlliedSignal, Wheelabrator Technologies Inc. ("Old WTI"), the
          Guaranteeing Subsidiaries referred to therein, the Non-Company Resco
          Subsidiaries referred to therein, the registrant and Koll Real Estate
          Group, Inc.

-------------------------
    * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

Number and Description of Exhibit*
----------------------------------
          ("KREG") (incorporated by reference to Exhibit 10.22 to Amendment No.
          3 on Form 8 to KREG's registration statement on Form 10, Commission
          File No. 0-17189).

10.02     Assignment, Assumption and Release Agreement, dated as of December 7,
          1988, among the registrant, Old WTI, the Old Guaranteeing Subsidiaries
          (as defined therein) and AlliedSignal (incorporated by reference to Exhibit 10.22B to Amendment No. 3 on Form 8 to KREG's registration statement on Form 10, Commission File No. 0-17189).

10.03 Assignment and Assumption Agreement, dated as of December 7, 1988, among the registrant, Old WTI and KREG (incorporated by reference to Exhibit 10.18B to KREG's 1988 annual report on Form 10-K, Commission
          File No. 0-17189).

10.04     Land Option Agreement ("Land Option Agreement"), dated as of August
          12, 1988, between Old WTI and Waste Management, Inc. ("WMI")
          (incorporated by reference to Exhibit 10.15 to the registrant's 1988 annual report on Form 10-K).

10.05 Amendment No. 1, dated as of June 1, 1992, to Land Option Agreement between Resco Holdings Inc. ("Resco"), as successor by merger to Old
          WTI, and WMI (incorporated by reference to Exhibit 19.01 to the registrant's 1992 annual report on Form 10-K).

10.06     Amendment No. 2 dated as of November 15, 1995 to Land Option
          Agreement.

10.07     Second Amended and Restated Airspace Dedication Agreement, dated as of
          December 13, 1992, between Resco and WMI (incorporated by reference to
          Exhibit 19.02 to the registrant's 1992 annual report on Form 10-K).

10.08     Disposal Agreement, dated as of March 1, 1989, between Waste
          Management Inc. of Florida and Broward Waste Energy (incorporated by reference to Exhibit 10.17A to the registrant's 1988 annual report on Form 10-K).

10.09 Guaranty, dated August 2, 1988, from WMX to the registrant and Wheelabrator Technologies of North America Inc., formerly known as
          Wheelabrator Technologies Inc. ("WTNA") (incorporated by reference to
          Exhibit 10.19 to the registrant's 1988 annual report on Form 10-K).

10.10 Restricted Unit Plan for Non-Employee Directors of the registrant, as amended through June 10, 1991 (incorporated by reference to Exhibit
          19.03 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

-------------------------
    * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX


Number and Description of Exhibit*
----------------------------------
10.11     Amendment, dated as of December 6, 1991, to the Restricted Unit Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 19.05 to the registrant's 1991 annual report on
          Form 10-K).

10.12 Deferred Director's Fee Plan adopted June 10, 1991 (incorporated by reference to Exhibit 19.02 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

10.13     Lease Agreement, dated as of September 15, 1987, between Wilmington
          Trust Company, as Owner Trustee, lessor, and Wheelabrator Millbury
          Inc., lessee (incorporated by reference to Exhibit 10.51 to the registrant's 1988 annual report on Form 10-K).

10.14 Lease Agreement, dated as of December 30, 1987, as amended and restated as of April 1, 1988, between Wilmington Trust Company, as
          Corporate Owner Trustee, and Donald E. Smith, as Individual Owner
          Trustee, lessor, and Signal Shasta Energy Company Inc., lessee
          (incorporated by reference to Exhibit 10.52 to the registrant's 1988 annual report on Form 10-K).

10.15     Lease Agreement, dated as of September 15, 1988, between State Street
          Bank and Trust Company of Connecticut, N.A., lessor, and Baltimore
          Refuse Energy Systems Company, Limited Partnership, lessee
          (incorporated by reference to Exhibit 10.40 to registrant's registration statement on Form S-4, Reg. No. 33-36118).

10.16     Second Amendment and Restatement of Lease Agreement, dated as of May
          1, 1988, between the First National Bank of Boston, as Corporate Owner
          Trustee, James E. Mogavero, as Individual Owner Trustee, lessor, and
          Bridgeport Resco, lessee (incorporated by reference to Exhibit 10.41 to registrant's registration statement on Form S-4, Reg. No. 33-
          36118).

10.17 Modification Agreement, dated as of August 24, 1989, among the registrant, Old WTI, WMI, KREG and Resco (incorporated by reference to
          Exhibit 28.01 to the registrant's Form 8-K dated August 24, 1989).

10.18 Assignment, Assumption and Release Agreement, dated December 18, 1989, among KREG, Henley Holdings, Inc., Henley, Henley Support Co. Two, the registrant and Resco amending the Modification Agreement (incorporated by reference to Exhibit 10.69 to the registrant's registration statement on Form S-4, Reg. No. 33-36118).

-------------------------
    * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

Number and Description of Exhibit*
----------------------------------
10.19     Letter Agreement, dated October 25, 1990, among the registrant, WMI,
          Resco, Henley and Henley Support Co. Two amending the Modification
          Agreement (incorporated by reference to Exhibit 10.46 to the registrant's 1990 annual report on Form 10-K).

10.20     Letter Agreement, dated November 8, 1991, among the registrant,
          Henley, KREG, WMX, WMI, New Henley Holdings Inc. and WTNA, amending the Modification Agreement (incorporated by reference to Exhibit 10.23 to the registrant's 1991 annual report on Form 10-K).

10.21 1988 Stock Plan for Executive Employees of Old WTI and its subsidiaries ("1988 Stock Plan") (incorporated by reference to Exhibit
          28.1 to Amendment No. 1 to the registrant's registration statement on Form S-8, Reg. No. 33-31523).

10.22     Amendments, dated as of September 7, 1990, to the 1988 Stock Plan
          (incorporated by reference to Exhibit 19.02 to the registrant's 1990 annual report on Form 10-K).

10.23     Amendment, dated as of November 1, 1990, to the 1988 Stock Plan
          (incorporated by reference to Exhibit 19.04 to the registrant's 1990 annual report on Form 10-K).

10.24     Amendment, dated as of December 6, 1991, to the 1988 Stock Plan
          (incorporated by reference to Exhibit 19.02 to the registrant's 1991 annual report on Form 10-K).

10.25 1986 Stock Plan for Executive Employees of the registrant and its subsidiaries ("1986 Stock Plan") (incorporated by reference to Exhibit
          28.2 to Amendment No. 1 to the registrant's registration statement on Form S-8, Reg. No. 33-31523).

10.26     Amendment, dated as of November 1, 1990, to the 1986 Stock Plan
          (incorporated by reference to Exhibit 19.03 to the registrant's 1990 annual report on Form 10-K).

10.27     Amendment, dated as of December 6, 1991, to the 1986 Stock Plan
          (incorporated by reference to Exhibit 19.01 to the registrant's 1991 annual report on Form 10-K).

10.28     Restated Funding Agreement, dated as of September 7, 1990, among
          Resco, the registrant and WMX (incorporated by reference to Exhibit
          10.34 to the registrant's 1990 annual report on Form 10-K).

10.29     Intellectual Property Licensing Agreement, dated as of September 7,
          1990, by and among Waste Management International, Inc. ("WMII"), WMI and the registrant (incorporated by reference to Exhibit 10.37 to the registrant's 1990 annual report on Form 10-K).

-------------------------
    * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

Number and Description of Exhibit*
----------------------------------
10.30     Amended and Restated Master Intercorporate Agreement, dated as of
          November 1, 1993, by and among WMX, CWM and the registrant
          (incorporated by reference to Exhibit 10.36 to the registrant's 1993 annual report on Form 10-K).

10.31 Wheelabrator Technologies Inc. Corporate Incentive Bonus Plan (as amended and restated as of March 13, 1995) (incorporated by reference to Exhibit 10.38 to the registrant's 1994 annual report on Form 10-K).

10.32 Wheelabrator Technologies Inc. Long Term Incentive Plan (as amended and restated as of March 23, 1994) (incorporated by reference to
          Exhibit 10.40 to the registrant's 1993 annual report on Form 10-K).

10.33     Retirement Plan for Non-Employee Directors of the registrant
          (incorporated by reference to Exhibit 10.32 to the registrant's 1988 annual report on Form 10-K).

10.34     Amendment, dated as of September 7, 1990, to the Retirement Plan for
          Non-Employee Directors of the registrant (incorporated by reference to Exhibit 19.01 to the registrant's 1990 annual report on Form 10-K).

10.35     Amendment, dated June 10, 1991, to the Retirement Plan for Non-
          Employee Directors of the registrant (incorporated by reference to Exhibit 19.01 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

10.36     1991 Stock Option Plan for Non-Employee Directors of the registrant
          ("1991 Directors Plan") adopted June 10, 1991 (incorporated by reference to Exhibit 19.04 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

10.37     Amendment to 1991 Directors Plan dated as of December 22, 1993
          (incorporated by reference to Exhibit 10.46 to the registrant's 1993 annual report on Form 10-K).

10.38     Amendment to 1991 Directors Plan adopted on August 29, 1994
          (incorporated by reference to Exhibit 10.46 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30,
          1994).

10.39 1992 Stock Option Plan of the registrant (incorporated by reference to Exhibit 10.45 to the registrant's 1991 annual report on Form 10-K).

10.40     Rust Intercorporate Services Agreement ("Rust Intercorporate Services
          Agreement"), dated as of January 1, 1993, by and among the registrant, Rust

-------------------------
    * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

Number and Description of Exhibit*
----------------------------------
          International Inc. ("Rust"), WMX and CWM (incorporated by reference to
          Exhibit 10.42 to the registrants's 1992 annual report on Form 10-K).

10.41     Amendment No. 1 dated as of August 10, 1993 to Rust Intercorporate
          Services Agreement (incorporated by reference to Exhibit 10.49 to the registrant's 1993 annual report on Form 10-K).

10.42     Amendment No. 2 dated as of August 25, 1995 to Rust Intercorporate
          Services Agreement

10.43     Amendment No. 3 dated as of December 31, 1995 to Rust Intercorporate
          Services Agreement

10.44     Organizational Agreement (see Item 2.02 hereof).

10.45 Third Amended and Restated International Development Agreement, dated as of January 1, 1993, among the registrant, WMX, CWM, WMII, Waste
          Management International B.V. ("WMIBV"), Waste Management
          International plc ("WM International"), Rust, WTI International
          Holdings Inc. ("WTI International") and RIH Inc. ("RIH") (incorporated by reference to Exhibit 19.05 to the registrant's 1992 annual report on Form 10-K).

10.46     First Amended and Restated International Business Opportunities
          Agreement ("IBOA"), dated as of January 1, 1993, by and among the registrant, WMX, CWM, WM International, WMII and Rust (incorporated by reference to Exhibit 28 to the registrant's registration statement on Form S-3, Reg. No. 33-59606).

10.47 Amendment Agreement, dated as of January 28, 1994, by and among the registrant, WMX, CWM, WM International, WMII and Rust amending the
          IBOA (incorporated by reference to Exhibit 10.53 to the registrant's
          1993 annual report on Form 10-K).

10.48 Amendment Agreement, dated as of July 10, 1995, by and among the registrant, WMX, CWM, WM International, WMII and Rust amending the
          IBOA (incorporated by reference to Exhibit 10 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30,
          1995).

10.49 Amended and Restated Master Dividend Deed, dated December 30, 1992, by and among the registrant, CWM, WMII, WMX's foreign nominee, WM
          International, WMIBV, RIH and WTI International (incorporated by reference to Exhibit 19.07 to the registrant's 1992 annual report on Form 10-K).

-------------------------
    * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

Number and Description of Exhibit*
----------------------------------
10.50     Reimbursement Agreement, dated March 10, 1993, between WMX and the registrant (incorporated by reference to Exhibit 10.51 to the registrant's registration statement on Form S-1, Reg. No. 33-47575).

11.       None.

12.       None.

13.1      Management's Discussion and Analysis of Financial Condition and
          Results of Operations.

13.2      Consolidated Financial Statements, Supplementary Data and Report of
          Independent Accountants.

14.       Inapplicable.

15.       Inapplicable.

16.       None.

17.       Inapplicable.

18.       None.

19.       Inapplicable.

20.       Inapplicable.

21.       List of subsidiaries of the registrant.

22.       None.

23        Consent of Arthur Andersen LLP.

24.       None.

25.       Inapplicable.

26.       Inapplicable.

-------------------------
    * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX

Number and Description of Exhibit*
----------------------------------
27.       Financial Data Schedule.

28.       None.


-------------------------
    * In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.