Form 10-Q
period 1996-03-31
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1996-05-14
CIK 790159

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____


                        COMMISSION FILE NUMBER: 0-14246

                         WHEELABRATOR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    22-2678047
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

     LIBERTY LANE                                        03842
Hampton, New Hampshire                                 (Zip Code)
(Address of principal executive offices)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (603) 929-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES     X        NO
                             ---------       --------

SHARES OF REGISTRANT'S COMMON STOCK, $1 PAR VALUE, ISSUED AND OUTSTANDING AT APRIL 30, 1996: 173,013,531

===============================================================================

                         WHEELABRATOR TECHNOLOGIES INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996
                      ------------------------------------



                                     INDEX
                                     -----



                                                                              Page No.
                                                                              --------
PART I.  FINANCIAL INFORMATION:

Item 1 - Financial Statements

     Consolidated Balance Sheets as of December 31, 1995, and March 31, 1996..   1

     Consolidated Statements of Income for the Three Months Ended
          March 31, 1995 and 1996.............................................   2

     Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 1995 and 1996.............................................   3

     Consolidated Statements of Changes in Stockholders' Equity for
          the Three Months Ended March 31, 1995 and 1996......................   4

     Notes to Consolidated Financial Statements...............................   5

Item 2 - Management's Discussion and Analysis of Results of Operations
     and Financial Condition..................................................   9


PART II.  OTHER INFORMATION:

Item 1 - Legal Proceedings....................................................  17
Item 6 - Exhibits and Reports on Form 8-K.....................................  17
SIGNATURE.....................................................................  19
Exhibit Index.................................................................  20

                        PART  I.  FINANCIAL INFORMATION

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (000s omitted, except share amounts)
                                  (unaudited)


                                                            December 31,   March 31,
                                                              1995           1996
- -------------------------------------------------------------------------------------


                                     ASSETS
                                     ------

Current assets:
  Cash and cash equivalents...............................  $   78,732  $   58,801
  Receivables, net of allowance of $12,187 in 1995
   and $13,347 in 1996....................................     215,080     233,658
  Inventories.............................................      62,638      45,702
  Costs and earnings in excess of billings................      50,497      50,040
  Other current assets....................................      51,312      58,613
                                                            ----------  ----------
     Total current assets.................................     458,259     446,814
                                                            ----------  ----------

Property, plant and equipment, net........................   1,624,159   1,615,264
Cost in excess of net assets of acquired businesses, net..     233,533     233,305
Investments in affiliates.................................     604,656     608,382
Other assets..............................................     299,586     301,875
                                                            ----------  ----------
      Total assets........................................  $3,220,193  $3,205,640
                                                            ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current maturities of long-term debt....................  $   35,808  $   35,292
  Accounts payable........................................      93,327      97,027
  Accrued liabilities.....................................     185,273     188,258
  Advance payments on contracts...........................      45,686      40,940
                                                            ----------  ----------
    Total current liabilities.............................     360,094     361,517
                                                            ----------  ----------

Long-term debt............................................     704,414     703,652
Deferred income taxes.....................................     395,645     398,830
Deferred income...........................................      77,513      75,055
Other long-term liabilities...............................     232,262     223,406

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00 per share,
   50,000,000 shares authorized, none
   issued or outstanding..................................           -           -
  Common stock, par value $0.01 per share,
   500,000,000 shares authorized, 189,545,407 shares
   issued in 1995 and 1996................................       1,895       1,895
  Capital in excess of par value..........................     876,595     876,419
  Cumulative translation adjustments......................      (9,986)    (11,358)
  Treasury stock at cost; 10,112,610 shares in 1995
   and 12,946,915 shares in 1996..........................    (146,494)   (192,601)
  Retained earnings.......................................     728,255     768,825
                                                            ----------  ----------
    Total stockholders' equity............................   1,450,265   1,443,180
                                                            ----------  ----------
      Total liabilities and stockholders' equity..........  $3,220,193  $3,205,640
                                                            ==========  ==========

     The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                   (000s omitted, except per share amounts)
                                  (unaudited)

                                                      1995       1996
- -----------------------------------------------------------------------
Revenue...........................................  $373,299   $339,597
Operating expenses................................   267,893    237,153
Selling and administrative expenses...............    31,758     31,041
Interest expense..................................    15,827     13,539
Interest income...................................    (2,480)    (2,052)
Equity in earnings of affiliates..................    (8,303)    (5,064)
Other expense, net................................       132        810
                                                    --------   --------
  Income before income taxes......................    68,472     64,170
Income tax provision..............................    24,772     23,600
                                                    --------   --------
  Income from continuing operations...............    43,700     40,570
Equity in loss from discontinued operations.......        24         --
                                                    --------   --------
    Net income....................................  $ 43,676   $ 40,570
                                                    ========   ========

Weighted average common and common
  equivalent shares outstanding...................   186,400    179,600
                                                    ========   ========

Earnings per common and common equivalent share:
  Income from continuing operations...............  $   0.23   $   0.23
  Discontinued operations.........................        --         --
                                                    --------   --------
    Net Income....................................  $   0.23   $   0.23
                                                    ========   ========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                (000s omitted)
                                  (unaudited)

                                                       1995       1996
- ------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income.........................................  $ 43,676   $ 40,570
Adjustments to reconcile net income to cash flows
 from operating activities:
  Depreciation and amortization....................    26,622     26,253
  Deferred income taxes............................    11,402     13,815
  Undistributed earnings of affiliates.............    (8,303)    (5,064)
  Equity in loss from discontinued operations......        24         --
  Changes in assets and liabilities, net of
   effects of acquired businesses:
    Receivables, net...............................    (4,635)   (18,578)
    Inventories....................................         2      6,534
    Costs and earnings in excess of billings.......    (7,009)       584
    Other current assets...........................     9,175     (3,896)
    Accounts payable and accrued liabilities.......   (22,646)   (13,253)
    Advance payments on contracts..................       843      5,906
    Other long-term liabilities....................    (9,040)    (8,538)
  Other, net.......................................     4,210      2,985
                                                     --------   --------
  Net cash provided by operating activities........    44,321     47,318
                                                     --------   --------

INVESTING ACTIVITIES:
Capital expenditures...............................    (4,752)   (14,162)
Investments held by trustees.......................      (523)       (97)
Cash paid for acquisitions, net of acquired cash...        --     (1,500)
Other, net ........................................    (3,792)    (1,833)
                                                     --------   --------
  Net cash used for investing activities...........    (9,067)   (17,592)
                                                     --------   --------

FINANCING ACTIVITIES:
Additions to long-term debt........................     1,285         --
Repayments of long-term debt.......................    (1,041)    (3,912)
Net borrowings from WMX Technologies, Inc..........   (20,847)        --
Proceeds from exercise of stock options............       185      1,841
Stock repurchase program...........................   (23,150)   (48,408)
Other, net.........................................     1,220        822
                                                     --------   --------
  Net cash used for financing activities...........   (42,348)   (49,657)
                                                     --------   --------

Net decrease in cash and cash equivalents..........    (7,094)   (19,931)
Cash and cash equivalents at beginning of period...    36,133     78,732
                                                     --------   --------
Cash and cash equivalents at end of period.........  $ 29,039   $ 58,801
                                                     ========   ========

Supplemental disclosure:
  Interest paid, net of amounts capitalized........  $  9,586   $  8,668
                                                     ========   ========
  Income taxes paid................................  $  5,684   $  2,531
                                                     ========   ========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                     (000s omitted, except share amounts)
                                  (unaudited)


                                   Capital in     Cumulative
                        Common     Excess of      Translation   Treasury      Retained
                        Stock      Par Value      Adjustment      Stock       Earnings        Total
- ------------------------------------------------------------------------------------------------------

Balance,
 December 31, 1994      $1,895     $877,428       $(17,650)     $ (47,489)    $610,698      $1,424,882

Net income                   -            -              -              -       43,676          43,676
Foreign currency
 translation                 -            -          8,241              -            -           8,241
Exercise of
 stock options               -         (128)             -            313            -             185
Tax benefit from
 stock options               -           13              -              -            -              13
Stock repurchases
 (1,708,600 shares)          -            -              -        (23,150)           -         (23,150)
                        ------     --------       --------      ---------     --------      ----------
Balance,
 March 31, 1995         $1,895     $877,313       $ (9,409)     $ (70,326)    $654,374      $1,453,847
                        ======     ========       ========      =========     ========      ==========
Balance,
 December 31, 1995      $1,895     $876,595       $ (9,986)     $(146,494)    $728,255      $1,450,265

Net income                   -            -              -              -       40,570          40,570
Foreign currency
 translation                 -            -         (1,372)             -            -          (1,372)
Exercise of
 stock options               -         (460)             -          2,301            -           1,841
Tax benefit from
 stock options               -          284              -              -            -             284
Stock repurchases
 (2,992,100 shares)          -            -              -        (48,408)           -         (48,408)
                        ------     --------       --------      ---------     --------      ----------
Balance,
 March 31, 1996         $1,895     $876,419       $(11,358)     $(192,601)    $768,825      $1,443,180
                        ======     ========       ========      =========     ========      ==========

The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Future events could alter such estimates.

Wheelabrator is a majority-owned subsidiary of WMX Technologies, Inc. ("WMX"). Wheelabrator and WMX are parties to an agreement which provides, among other things, for Wheelabrator to lend excess cash to WMX at interest rates at least as favorable as those Wheelabrator could otherwise obtain. Under the terms of this agreement, in the event the Company requires short-term cash for the conduct of its business and operations, WMX will make available to Wheelabrator such amounts as Wheelabrator requires, up to a total of $100.0 million in excess of amounts loaned by Wheelabrator to WMX. As of March 31, 1996, cash and cash equivalents included approximately $34.1 million of net investments with WMX under the terms of this agreement.

In the fourth quarter of 1995, Rust International Inc. ("Rust") announced that it would sell or discontinue its process engineering, construction, specialty contracting, and similar lines of business and focus on its environmental and infrastructure engineering and consulting business. The businesses being sold are being accounted for as discontinued operations, and accordingly, Wheelabrator has

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


reported its 40 percent equity interest in the historical operating results of these businesses separately from continuing operations.

Earnings per common and common equivalent share are calculated using the weighted average number of shares outstanding for each period, including the effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of unexercised stock options.


NOTE 2 - ACQUISITIONS

During the first quarter of 1996, the Company acquired wastewater treatment operating contracts for $1.5 million. No acquisitions were made during the first quarter of 1995. The proforma effect of the purchased contracts is not material.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld nonregulatory means by which municipalities may effectively control the flow of municipal solid waste. There can be no assurance that such alternatives to regulatory flow control will in every case be found to be lawful. For example, the Company's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. A recent federal court ruling in that state invalidated a franchise applicable to construction and demolition waste and has cast doubt on the validity of the municipal solid waste disposal franchise, which is now being challenged in separate litigation. The Supreme Court's ruling has not to date had a material adverse affect on any of the Company's trash-to-energy operations. Federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. In the event that such legislation is not adopted, the Company believes that affected municipalities will endeavor to implement alternative lawful means to continue controlling the flow of waste.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


In view of the uncertain state of the law at this time, however, the Company is unable to predict whether such efforts would be successful.

Wheelabrator has been notified by certain private parties that it may be responsible for a portion of the remediation costs related to a certain state-listed remediation site currently subject to an enforcement order that includes a site assessment study. Although the Company is considering joining the private parties to share in these costs, no litigation has been filed and the Company has not been named a potentially responsible party. At the present time, there is insufficient information available to estimate the remediation costs or the extent of Wheelabrator's responsibility beyond its possible voluntary sharing of enforcement order costs, which have been previously accrued.

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


NOTE 4 - ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1996, Wheelabrator adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). The adoption of FAS 121 did not have a material impact on the Company's financial statements since Wheelabrator's accounting was substantially in compliance with the new standard.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which the Company also must adopt in 1996. FAS 123 provides an optional new method of accounting for employee stock options and expands required disclosure about stock options. If the new method of accounting is not adopted, the Company will be required to disclose proforma net income and earnings per share as if it were. The Company is studying FAS 123 and is gathering data necessary to calculate compensation in accordance with its provisions, but has

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


not decided whether to adopt the new method or quantified its impact on the financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Wheelabrator Technologies Inc. ("Wheelabrator" or the "Company") is a diversified environmental products and services company focused primarily on meeting customer requirements for clean energy and clean water. The Company has been a pioneer in the privatization of municipal infrastructure while providing water, wastewater, biosolids, air quality control, trash-to-energy, and independent power solutions to environmental problems of communities and industries worldwide. Wheelabrator is majority-owned by WMX Technologies, Inc. ("WMX") and holds minority interests in two other WMX-controlled subsidiaries, Waste Management International plc ("WM International") and Rust International Inc. ("Rust").

RESULTS OF OPERATIONS
- ---------------------

Consolidated revenue for the three-month period ended March 31 was $339.6 million in 1996 compared to $373.3 million in 1995. The absence of construction revenue associated with the Lisbon, Connecticut, trash-to-energy facility completed in the second quarter of 1995 was primarily responsible for the decrease. Both income from continuing operations and net income in the first quarter decreased $3.1 million to $40.6 million compared to $43.7 million in the year earlier period. Earnings per share remained flat at $0.23, reflecting fewer outstanding common shares.

Wheelabrator's operations are managed along the two principal industry segments that the Company serves--Clean Water and Clean Energy. Clean Water's principal products and services include equipment and process systems designed for a broad range of water and wastewater management applications, biosolids management, and outsourcing the operation, or ownership and operation, of water and wastewater treatment facilities. Its customer base is global in nature and includes both municipalities and industry. The Company's materials cleaning business is included in the Clean Water segment since its manufacturing and aftermarket capabilities are utilized by certain Company water businesses. The Clean Energy segment develops, owns, and operates trash-to-energy and independent power facilities that generate electricity and other forms of energy while providing trash disposal for municipal and industrial customers. Wheelabrator's air quality control business is included in Clean Energy segment results. The analysis of operating results that follows reflects these two segments. Results from the prior year, during which the Company was managed and reported as one industry segment, have been restated to conform with the current presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Clean Water: Revenue for the first quarter grew $13.2 million to $150.3 million in 1996, which represents a 10 percent increase compared to the prior year. Companies acquired in the previous 12 months provided $4.8 million, or 36 percent, of this increase. The balance was attributable to growth in the segment's existing domestic, European, and Asian operations. Biosolids and screen activity were particularly strong. The domestic industrial water process business experienced strong orders during the quarter, reversing the delays experienced late in 1995.

Clean Water's operating income grew $3.3 million, or 60 percent, to $8.8 million in the first quarter of 1996. As a percent of revenue, operating income increased almost two percentage points to 5.8 percent due primarily to business mix and the benefits of consolidating office and manufacturing locations. Overall gross margin was 20.9 percent for the first three months of 1996 compared to 19.7 percent in 1995. A larger proportion of 1996 revenue came from higher margin equipment and product offerings, which offset weather-related declines in biosolids' margins. Selling and administrative costs increased $1.0 million over the same quarter a year ago, but decreased as a percent of revenue almost a full percentage point to 15.0 percent. Integration activities along with a revenue growth rate in excess of associated selling and overhead cost increases were responsible for the percentage improvement.

Clean Energy: Revenue for this segment totaled $191.6 million during the first quarter of 1996, which represents a $46.5 million decrease from the comparable 1995 period. The lack of construction revenue from the Lisbon facility, which began commercial operation at the beginning of 1996, and a continuing decline in air business revenue are largely responsible for the decrease. Air revenue fell from 15 percent of segment revenue in the first quarter of 1995 to 12 percent in 1996, reflecting continuing, industry-wide weakness in the face of regulatory uncertainty. Revenue from existing energy facilities decreased compared to 1995 and offset the positive impact of Lisbon facility operation. A combination of factors accounted for this decline, including lower pricing for spot market trash disposal in the Broward and Dade County, Florida, area, and the timing of scheduled maintenance at certain facilities. During the quarter, the Company began operating an industrial cogeneration facility in Martell, California, that provides steam and electricity to an adjacent forest products plant. The Company also has an exclusive option to purchase this industrial project.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Clean Energy operating income was $62.6 million during the first three months of 1996 versus $67.7 million in the comparable year earlier period. Lower air business volume and the decreased revenue from existing energy facilities discussed above account for this decline. The air business generated approximately $1.2 million less operating income during the quarter and operated at a small loss. As a percent of revenue, operating income for the segment increased approximately four percentage points to 32.7 percent. Gross margin improved to 37.1 percent of revenue, while selling and administrative costs were relatively flat compared to the prior year as a percent of revenue. The gross margin percentage improvement resulted from the absence of Lisbon facility construction revenue, which had no margin. Selling and administrative costs declined $1.7 million in terms of actual dollars due to downsizing the air business in the prior year.

OTHER ITEMS
- -----------

Interest: Interest expense declined from $15.8 million in the first quarter of 1995 to $13.5 million in the first quarter of 1996 principally as a result of lower outstanding debt balances. Interest income decreased from $2.5 million in the first quarter of 1995 to $2.1 million in the first quarter of 1996 because of higher interest rates on long-term investments with WMX that matured during 1995.

Equity in Earnings of Affiliates: Equity income from the continuing operations of Wheelabrator's affiliates for the first quarter totaled $5.1 million in 1996 compared with $8.3 million in 1995. Flat local currency income and a slightly less advantageous dollar versus British pound exchange rate caused the Company's equity in WM International's earnings to decrease by $0.2 million. Equity in Rust's earnings decreased $3.1 million due to the weather and associated high demand for heating fuel, which kept refineries running and thereby deferred maintenance activities that Rust performs.

Income Taxes: The Company's first quarter effective tax rates excluding equity income, which is reported net of tax, were 41.2 percent and 39.9 percent in 1995 and 1996, respectively. The rate decline in 1996 was the result of international and state tax planning activities.

Discontinued Operations: In the fourth quarter of 1995, Rust announced that it would sell or discontinue its process engineering, construction, specialty contracting, and similar lines of business and focus on its environmental and

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

infrastructure engineering and consulting business. The businesses being sold are being accounted for as discontinued operations, and accordingly, Wheelabrator has reported its 40 percent equity interest in the historical operating results of these businesses separately from continuing operations.

Environmental Matters: The majority of Wheelabrator's businesses are involved with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. While the Company is faced, in the normal course of its business, with the need to expend funds for environmental protection, it does not expect such expenditures to have a material adverse effect on its financial condition or results of operations because its business is based upon compliance with environmental laws and regulations and its products and services are priced accordingly. Although unlikely in the near-term, such ongoing compliance costs may increase in the future as a result of legislation or regulation. However, the Company believes that in general it benefits from increased governmental regulation, which increases the demand for its products and services, and that it has the resources and experience to manage environmental risk.

Wheelabrator has instituted procedures to periodically evaluate other potential environmental exposures. When the Company concludes it is probable that a liability has been incurred, provision is made in the financial statements, based upon management's judgment and prior experience, for the Company's best estimate of the liability. Such estimates are subsequently revised as deemed necessary when additional information becomes available. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that future technological, regulatory or enforcement developments, results of environmental studies, or other factors could alter this expectation and necessitate the recording of additional liabilities, which could be material.

Wheelabrator has been notified by certain private parties that it may be responsible for a portion of the remediation costs related to a certain state-listed remediation site currently subject to an enforcement order that includes a site assessment study. Although the Company is considering joining the private parties to share in these costs, no litigation has been filed and the Company has not been named a potentially responsible party. At the present time, there is insufficient information available to estimate the remediation costs or the

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

extent of Wheelabrator's responsibility beyond its possible voluntary sharing of enforcement order costs, which have been previously accrued.

Wheelabrator also becomes involved, in the normal course of business, in judicial and administrative proceedings related to alleged violations of licenses, permits, laws or regulations, or differing interpretations of applicable requirements. From time to time, the Company pays fines and penalties as a result of such proceedings. To date, such fines and penalties have not been material and, in the opinion of management, the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the business and properties of the Company, taken as a whole, or its financial position or results of operation.

Accounting Pronouncements: Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). The adoption of FAS 121 did not have a material impact on its financial statements since Wheelabrator's accounting was substantially in compliance with the new standard.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which the Company also must adopt in 1996. FAS 123 provides an optional new method of accounting for employee stock options and expands required disclosure about stock options. If the new method of accounting is not adopted, the Company will be required to disclose proforma net income and earnings per share as if it were. The Company is studying FAS 123 and is gathering data necessary to calculate compensation in accordance with its provisions, but has not decided whether to adopt the new method or quantified its impact on the financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

FINANCIAL CONDITION
- -------------------

Liquidity and Capital Resources: Operating activities continue to be Wheelabrator's principal source of liquidity and provided $47.3 million of cash for the first three months of 1996 compared to $44.3 million during the same period of 1995. Approximately 70 percent of the increase is attributable to higher net income when adjusted for noncash items such as depreciation and amortization, equity income, and deferred income taxes. The balance of the increase was due to lower cash funding of working capital needs in 1996. Cash flows from certain working capital items varied significantly between the first three months of 1995 and 1996 due largely to timing of long-term contract payments.

Investing activities utilized $9.1 million and $17.6 million of cash during the first quarter of 1995 and 1996, respectively. Wheelabrator spent $0.4 million on project construction during the first three months of 1995 compared with $8.6 million in 1996. During the 1996 quarter, the Company continued construction on a second Company-owned pelletizer facility in Baltimore, Maryland, which also accounted for the majority of the 1995 quarter project spending. Other project spending occurring during the first three months of 1996 related to expansion of the Parker, Arizona, carbon regeneration facility, and construction of an industrial water process reuse facility in North Carolina and a Pacific Rim headquarters and research center located in Singapore. Nonproject capital expenditures were $4.4 million and $5.6 million in the first quarter of 1995 and 1996, respectively. Wheelabrator acquired wastewater treatment operating contracts for $1.5 million during the 1996 quarter. There was no acquisition activity during the first quarter of 1995. The proforma effect of the purchased contracts on the Company's results of operations is not material.

Financing activities required $42.3 million and $49.7 million of cash during the first quarter of 1995 and 1996, respectively. Wheelabrator repurchased 3.0 million shares of its common stock at an aggregate cost of $48.4 million during the first quarter of 1996 compared with repurchases of 1.7 million shares at an aggregate cost of $23.2 million during the first quarter of 1995. The Company is authorized to repurchase an additional 16.2 million shares of its common stock through mid-December 1997 on the open market or in privately negotiated transactions. Also, the Company repaid $20.8 million of short-term borrowings from WMX during the first three months of 1995.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Within the next five years, the air pollution control systems at certain trash-to-energy facilities owned or leased by Wheelabrator will be required to be modified to comply with more stringent air pollution control standards adopted by the EPA in October 1995. The compliance dates will vary by facility, but all affected facilities will be required to be in compliance with the new rules by the end of the year 2000. Currently available technologies will be adequate to meet the new standards. Although the total expenditures required for such modifications are estimated to be in the $250 - $300 million range, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements allow the Company to recover from customers the majority of incremental capital and operating costs.

Wheelabrator had net working capital of $85.3 million as of March 31, 1996, compared to $98.2 million at December 31, 1995. The decline was driven by stock repurchase activity that caused cash and cash equivalents to decline from $78.7 million at year-end 1995 to $58.8 million at March 31, 1996. This cash plus net cash generated by operating activities and short-term borrowings from WMX are expected to be sufficient to meet the Company's anticipated short-term capital expenditure, dividend payment, debt retirement, and operating liquidity needs. Pursuant to the Master Intercorporate Agreement, which governs borrowing and lending between the Company and WMX, Wheelabrator may borrow up to $100.0 million in excess of any amounts loaned to WMX. In addition to using available internally-generated cash, expected share repurchase and acquisition activities will likely be funded by external, long-term financing of certain projects such as the two Baltimore pelletizers. Wheelabrator's ratio of total debt to total capital was approximately 34 percent at March 31, 1996, which the Company believes to be indicative of substantial unused borrowing capacity given its historically strong ability to generate cash from operations.

Derivatives: From time to time, the Company uses foreign currency derivatives to mitigate the impact of currency fluctuations on its equity income from WM International and on certain specifically identified transactions. Derivatives used are confined to simple instruments that do not involve multipliers or leverage. The Company's use of derivatives has not had and is not expected to have a material impact on the Company's financial statements.

Contingencies: In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld nonregulatory means by which municipalities may effectively control the flow of municipal solid waste. There can be no assurance that such alternatives to regulatory flow control will in every case be found to be lawful. For example, the Company's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. A recent federal court ruling in that state invalidated a franchise applicable to construction and demolition waste and has cast doubt on the validity of the municipal solid waste disposal franchise, which is now being challenged in separate litigation. The Supreme Court's ruling has not to date had a material adverse affect on any of the Company's trash-to-energy operations. Federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. In the event that such legislation is not adopted, the Company believes that affected municipalities will endeavor to implement alternative lawful means to continue controlling the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict whether such efforts would be successful.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Regulatory - The business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential exists for the discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action in which governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. At March 31, 1996, the Company was not involved in any such proceeding where the Company believes sanctions involved may exceed $100,000.

In March 1996, the Company entered into a consent order in an administrative proceeding brought by the United States Environmental Protection Agency in connection with certain alleged sulphur dioxide exceedences at a trash-to-energy facility operated by the Company in Westchester County, New York. The consent order provided for the payment by the Company of a civil penalty of $172,917.
In settling these matters, the Company did not admit any violation of the law.

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

(b)  Reports on Form 8-K:

     The Company filed a report dated February 6, 1996, on Form 8-K during the quarter ended March 31, 1996, reporting under Item 5, that the Company issued a news release reporting its results of operations for the three months and year-ended December 31, 1995, and the Company's belief that 1996 earnings growth in excess of ten percent should not be expected.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WHEELABRATOR TECHNOLOGIES INC.


                              /s/ John D. Sanford
                              ------------------------------
May 10, 1996                  John D. Sanford
                              Executive Vice President and
                              Chief Financial Officer

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