Form 10-Q
period 1996-06-30
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1996-08-12
CIK 790159

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____


                        COMMISSION FILE NUMBER: 0-14246

                        WHEELABRATOR TECHNOLOGIES INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                       22-2678047
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

          4 LIBERTY LANE WEST
         HAMPTON, NEW HAMPSHIRE                               03842
 (Address of principal executive offices)                  (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (603) 929-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES     X        NO
                             ---------       _________

SHARES OF REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, ISSUED AND OUTSTANDING AT
                          JULY 31, 1996: 161,747,977

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        WHEELABRATOR TECHNOLOGIES INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996
                      -----------------------------------



                                     INDEX
                                     -----



                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION:

Item 1 -  Financial Statements

     Consolidated Balance Sheets as of December 31, 1995, and
        June 30, 1996..................................................    1

     Consolidated Statements of Income for the Three and Six
        Months Ended June 30, 1995 and 1996............................    2

     Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 1995 and 1996.........................................    3

     Consolidated Statements of Changes in Stockholders' Equity for
        the Six Months Ended June 30, 1995 and 1996....................    4

     Notes to Consolidated Financial Statements........................    5

Item 2 -  Management's Discussion and Analysis of Results of
     Operations and Financial Condition................................    9


PART II.  OTHER INFORMATION:

Item 1 -  Legal Proceedings............................................    19
Item 4 -  Submission of Matters to a Vote of Security Holders..........    19
Item 6 -  Exhibits and Reports on Form 8-K.............................    20
SIGNATURE..............................................................    21
Exhibit Index..........................................................    22


                        PART  I.  FINANCIAL INFORMATION

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (000s omitted, except share amounts)
                                  (unaudited)


                                                           December 31,   June 30,
                                                              1995         1996
- -----------------------------------------------------------------------------------
                                     ASSETS
                                     ------
Current assets:
 Cash and cash equivalents................................  $   78,732  $   33,921
 Receivables, net of allowance of $12,187 in 1995
  and $9,147 in 1996......................................     215,080     230,392
 Inventories..............................................      62,638      50,210
 Costs and earnings in excess of billings.................      50,497      44,500
 Other current assets.....................................      51,312      56,741
                                                            ----------  ----------
   Total current assets...................................     458,259     415,764

Property, plant and equipment, net........................   1,624,159   1,615,597
Cost in excess of net assets of acquired businesses, net..     233,533     231,525
Investments in affiliates.................................     604,656     633,610
Other assets..............................................     299,586     301,750
                                                            ----------  ----------
    Total assets..........................................  $3,220,193  $3,198,246
                                                            ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
 Current maturities of long-term debt.....................  $   35,808   $   39,355
 Due to WMX Technologies, Inc.............................           -      128,645
 Accounts payable.........................................      93,327      107,156
 Accrued liabilities......................................     185,273      178,237
 Advance payments on contracts............................      45,686       40,320
                                                            ----------   ----------
   Total current liabilities..............................     360,094      493,713

Long-term debt............................................     704,414      755,812
Deferred income taxes.....................................     395,645      422,085
Deferred income...........................................      77,513       72,168
Other long-term liabilities...............................     232,262      221,546

Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $1.00 per share,
  50,000,000 shares authorized, none
  issued or outstanding...................................           -            -
 Common stock, par value $0.01 per share,
  500,000,000 shares authorized, 189,545,407 shares
  issued in 1995 and 1996.................................       1,895        1,895
 Capital in excess of par value...........................     876,595      875,593
 Cumulative translation adjustments.......................      (9,986)     (10,810)
 Treasury stock at cost; 10,112,610 shares in 1995
  and 27,797,430 shares in 1996...........................    (146,494)    (431,693)
 Retained earnings........................................     728,255      797,937
                                                            ----------   ----------
   Total stockholders' equity.............................   1,450,265    1,232,922
                                                            ----------   ----------
    Total liabilities and stockholders' equity............  $3,220,193   $3,198,246
                                                            ==========   ==========

     The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                   (000s omitted, except per share amounts)
                                  (unaudited)



                                                          Three Months                    Six Months
                                                         Ended June 30,                  Ended June 30,
- ------------------------------------------------------------------------------------------------------------
                                                     1995            1996            1995             1996
                                                   --------        --------        --------         --------
Revenue.....................................       $369,994        $365,952        $743,293         $705,549
Operating expenses..........................        260,590         253,846         528,483          490,999
Selling and administrative expenses.........         32,869          31,006          64,627           62,047
Interest expense............................         15,206          13,788          31,033           27,327
Interest income.............................         (2,934)         (1,713)         (5,414)          (3,765)
Equity in earnings of affiliates............         (7,678)         (7,938)        (15,981)         (13,002)
Other (income) or expense, net..............         (3,415)           (489)         (3,283)             321
                                                   --------        --------        --------         --------
  Income before income taxes................         75,356          77,452         143,828          141,622
Income tax provision........................         25,662          27,651          50,434           51,251
                                                   --------        --------        --------         --------
  Income from continuing operations.........         49,694          49,801          93,394           90,371
Equity income from discontinued operations..          3,274               -           3,250                -
                                                   --------        --------        --------         --------
    Net income..............................       $ 52,968        $ 49,801        $ 96,644         $ 90,371
                                                   ========        ========        ========         ========

Weighted average common and common
 equivalent shares outstanding..............        185,300         172,400         185,900          176,300
                                                   ========        ========        ========         ========

Earnings per common and common
 equivalent share:
 Continuing operations......................       $   0.27        $   0.29        $   0.50         $   0.51
 Discontinued operations....................           0.02               -            0.02                -
                                                   --------        --------        --------         --------
    Net Income..............................       $   0.29        $   0.29        $   0.52         $   0.51
                                                   ========        ========        ========         ========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                (000s omitted)
                                  (unaudited)

                                                       1995        1996
- ---------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income.........................................  $ 96,644   $  90,371
Adjustments to reconcile net income to cash flows
 from operating activities:
  Depreciation and amortization....................    53,575      54,108
  Deferred income taxes............................    29,322      19,734
  Undistributed earnings of affiliates.............   (15,981)    (13,002)
  Equity in discontinued operations................    (3,250)          -
  Changes in assets and liabilities, net of
   effects of acquired businesses:
    Receivables, net...............................   (25,398)    (15,312)
    Inventories....................................     2,024       1,756
    Costs and earnings in excess of billings.......   (16,835)      6,601
    Other current assets...........................     8,232      (2,780)
    Accounts payable and accrued liabilities.......   (23,291)    (13,806)
    Advance payments on contracts..................    (5,396)      5,286
    Other long-term liabilities....................   (13,635)    (16,844)
  Other, net.......................................    (4,621)      4,063
                                                     --------   ---------
  Net cash provided by operating activities........    81,390     120,175
                                                     --------   ---------

INVESTING ACTIVITIES:
Capital expenditures...............................   (12,227)    (37,127)
Proceeds from sale of investments..................    12,658           -
Investments held by trustees.......................      (895)     (1,131)
Cash paid for acquisitions, net of acquired cash...         -      (4,483)
Cash paid for equity investment....................         -     (15,415)
Other, net.........................................    (3,819)     (1,299)
                                                     --------   ---------
  Net cash used for investing activities...........    (4,283)    (59,455)
                                                     --------   ---------

FINANCING ACTIVITIES:
Additions to long-term debt........................     1,290      58,550
Repayments of long-term debt.......................    (5,987)     (6,081)
Net borrowings from WMX Technologies, Inc..........   (53,163)    128,645
Proceeds from exercise of stock options............       798       8,693
Stock repurchase program...........................   (24,420)   (296,070)
Other, net.........................................     1,847         732
                                                     --------   ---------
  Net cash used for financing activities...........   (79,635)   (105,531)
                                                     --------   ---------
Net decrease in cash and cash equivalents..........    (2,528)    (44,811)
Cash and cash equivalents at beginning of period...    36,133      78,732
                                                     --------   ---------
Cash and cash equivalents at end of period.........  $ 33,605   $  33,921
                                                     ========   =========

Supplemental disclosure:
  Interest paid, net of amounts capitalized........  $ 30,098   $  27,175
                                                     ========   =========
  Income taxes paid................................  $ 29,075   $  23,117
                                                     ========   =========

Significant noncash investing activities:
  Common stock issued for acquisitions.............  $      -   $       -
                                                     ========   =========
  Liabilities assumed in acquisitions..............  $      -   $   2,675
                                                     ========   =========

The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                     (000s omitted, except share amounts)
                                  (unaudited)


                                          Capital in     Cumulative
                               Common     Excess of      Translation     Treasury       Retained
                               Stock      Par Value      Adjustment       Stock         Earnings        Total
- ----------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1994             $1,895     $877,428       $(17,650)       $ (47,489)     $610,698      $1,424,882

Net income                          -            -              -                -        96,644          96,644
Dividends declared
 ($0.11 per share)                  -            -              -                -       (20,301)        (20,301)
Foreign currency
 translation                        -            -          9,081                -             -           9,081
Exercise of
 stock options                      -         (508)             -            1,306             -             798
Tax benefit from
 stock options                      -          132              -                -             -             132
Stock repurchases
 (1,797,200 shares)                 -            -              -          (24,420)            -         (24,420)
                               ------     --------       --------        ---------      --------      ----------
Balance,
 June 30, 1995                 $1,895     $877,052       $ (8,569)       $ (70,603)     $687,041      $1,486,816
                               ======     ========       ========        =========      ========      ==========

Balance,
 December 31, 1995             $1,895     $876,595       $ (9,986)       $(146,494)     $728,255      $1,450,265

Net income                          -            -              -                -        90,371          90,371
Dividends declared
 ($0.12 per share)                  -            -              -                -       (20,689)        (20,689)
Foreign currency
 translation                        -            -           (824)               -             -            (824)
Exercise of
 stock options                      -       (2,358)             -           11,051             -           8,693
Tax benefit from
 stock options                      -        1,356              -                -             -           1,356
Stock repurchases
 (18,444,700 shares)                -            -              -         (296,250)            -        (296,250)
                               ------     --------       --------        ---------      --------      ----------
Balance,
 June 30, 1996                 $1,895     $875,593       $(10,810)       $(431,693)     $797,937      $1,232,922
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

Wheelabrator is a majority-owned subsidiary of WMX Technologies, Inc. ("WMX"). Wheelabrator and WMX are parties to a Master Intercorporate Agreement which provides, among other things, for Wheelabrator to lend excess cash to WMX at interest rates at least as favorable as those Wheelabrator could otherwise obtain. Under the terms of this agreement, in the event the Company requires short-term cash for the conduct of its business and operations, WMX will make available to Wheelabrator such amounts as Wheelabrator requires, up to a total of $100.0 million in excess of amounts loaned by Wheelabrator to WMX. As of June 30, 1996, the Company had $53.6 million of net borrowings from WMX under the terms of this agreement. In addition, the Company also had a $75.0 million short-term note from WMX outstanding at June 30, 1996, that matures on March 31, 1997, with essentially the same terms as borrowings under the Master Intercorporate Agreement. The proceeds from this note were used to finance second quarter share repurchases.

In the fourth quarter of 1995, Rust International Inc. ("Rust") announced that it would sell or discontinue its process engineering, construction, specialty

               WHEELABRATOR TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



contracting, and similar lines of business and focus on its environmental and infrastructure consulting businesses. During the second quarter of 1996, the sale of the industrial process engineering and construction business, based in Birmingham, Alabama, was completed. The transaction did not have a material impact on Rust's income. Rust is currently negotiating the sales of certain other businesses. The businesses being sold have been accounted for as discontinued operations, and accordingly, Wheelabrator has reported its 40 percent equity interest in the historical operating results of these businesses separately from continuing operations in the accompanying consolidated statements of income.

Earnings per common and common equivalent share are calculated using the weighted average number of shares outstanding for each period, including the effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of unexercised stock options.

NOTE 2 - ACQUISITIONS AND EQUITY INVESTMENT

During the first six months of 1996, the Company acquired wastewater treatment operating contracts and an industrial cogeneration facility in Martell, California, for $7.0 million in cash and assumed debt. Also during the first six months of 1996, the Company acquired a 20 percent interest in an ultrapure water company for $15.4 million. No acquisitions or equity investments were made during the first six months of 1995. The proforma effect of the 1996 acquisitions and equity investment is not material.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld nonregulatory means by which municipalities may effectively control the flow of municipal solid waste. The Company's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its solid waste

               WHEELABRATOR TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



regulatory flow control system, which was held to be unconstitutional, but stayed the injunction for as long as its ruling is on appeal plus an additional period of two years to enable the State to devise an alternative nondiscriminatory approach. The Company believes that the State is currently deciding whether or not it will appeal the Federal District Court's ruling.

The Supreme Court's 1994 ruling and subsequent court decisions have not to date had a material adverse affect on any of the Company's trash-to-energy operations. Federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. In the event that such legislation is not adopted, the Company believes that affected municipalities will endeavor to implement alternative lawful means to continue controlling the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict whether such efforts would be successful or what impact, if any, this matter might have on its trash-to-energy facilities.

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

There are various lawsuits and claims pending against Wheelabrator that have arisen in the normal course of Wheelabrator's business and relate mainly to matters of product liability, personal injury and property damage. The outcome of these matters is not presently determinable, but in the opinion of management, based on the advice of counsel, their ultimate resolution will not have a material adverse effect on the financial condition or results of operations of the Company.

               WHEELABRATOR TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



NOTE 4 - ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). The adoption of FAS 121 did not have a material impact on its financial statements since Wheelabrator's accounting was substantially in compliance with the new standard.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which the Company also must adopt in 1996. FAS 123 provides an optional new method of accounting for employee stock options and expands required disclosure about stock options. If the new method of accounting is not adopted, the Company will be required to disclose pro forma net income and earnings per share as if it were. The Company is studying FAS 123 and is gathering data necessary to calculate compensation in accordance with its provisions, but has not decided whether to adopt the new method or quantified its impact on the financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          (000s omitted in all tables)

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

RESULTS OF OPERATIONS
- ---------------------

Consolidated revenue for the quarter ended June 30 was $366.0 million in 1996 compared with $370.0 million in 1995. Second quarter 1995 revenue included $8.6 million of construction revenue related to the Lisbon, Connecticut, trash-to-energy facility, which was completed in that quarter. Income from continuing operations for the quarter of $49.8 million was essentially flat when compared with the prior year, while net income decreased $3.2 million to $49.8 million due to the absence of equity income from discontinued operations. Earnings per share from continuing operations increased $0.02 to $0.29, reflecting fewer outstanding shares. Net income per share was flat at $0.29.

For the six months ended June 30, 1996, revenue totaled $705.5 million, while income from continuing operations and net income were each $90.4 million, or $0.51 per share. First half 1995 revenue was $743.3 million, with income from continuing operations of $93.4 million, or $0.50 per share, and net income of $96.6 million, or $0.52 per share. Construction revenue related to the Lisbon project was $37.5 million in the first six months of 1995. The first six months of 1995 also included a gain associated with the Company's liquidation of its investment in Abex, Inc.

Wheelabrator's operations are managed along the two principal industry segments that the Company serves--Clean Water and Clean Energy. Clean Water's principal products and services include equipment and process systems designed for a broad range of water and wastewater management applications, biosolids management, and outsourcing the operation, or ownership and operation, of water and wastewater treatment facilities. Its customer base is global in nature and includes both municipalities and industry. The Company's materials cleaning business is included in the Clean Water segment since its manufacturing and aftermarket

INSERT 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND
           FINANCIAL CONDITION (continued)


capabilities are utilized by certain Company water businesses. The Clean Energy segment develops, owns, and operates trash-to-energy and independent power facilities that generate electricity and other forms of energy while providing trash disposal for municipal and industrial customers. Wheelabrator's air quality control business is included in Clean Energy segment results. The analysis of operating results that follows reflects these two segments. Results from the prior year, during which the Company was managed and reported as one industry segment, have been restated to conform with the current presentation.

Clean Water:
- -----------

Operating results for the three and six months ended June 30 were as follows:


                         Three Months            Six Months
                         ------------            ----------
                        1996      1995        1996        1995
                        ----      ----        ----        ----

Revenue               $162,960  $164,213      $313,220    $301,248
Operating expenses     128,980   129,167       247,878     239,140
Selling and admin.
 expenses               22,605    22,811        45,193      44,393
                      --------  --------      --------    --------

Margin                $ 11,375  $ 12,235      $ 20,149    $ 17,715
                      ========  ========      ========    ========

Revenue for the second quarter of $163.0 million was down slightly ($1.3 million) from the prior year as lower revenue in the segment's existing North American and European water process businesses was only partially offset by growth of $4.3 million from acquisitions made during the past twelve months. These acquisitions include Sun Chi Environmental Industries in Taiwan, the privatization of the Miami Conservancy District wastewater treatment plant in Franklin, Ohio, and the purchase of certain water operating contracts from Rust. Water process revenue declined due to a large project being completed in 1995 and the timing of contract execution on orders booked late in 1995 and early in 1996. In addition, European revenue was negatively impacted by the weak German economy and the stronger dollar. First half segment revenue grew $12.0 million, or four percent, to $313.2 million. Businesses acquired during the past twelve months accounted for $9.0 million, or approximately 75 percent, of this growth. The balance of the growth was attributable to strong biosolids and contract operations and the Asian market, partially offset by lower water process revenue in Europe and North America.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION (continued)


Operating income decreased $0.9 million from the second quarter of 1995 to $11.4 million in 1996 as a result of the revenue decrease. Gross margin for the quarter in both 1996 and 1995 was 21 percent. Selling and administrative costs remained flat at 14 percent of revenue. For the first six months of 1996, operating income increased $2.4 million, or 14 percent, to $20.1 million due to improved revenue and lower selling and administrative expenses. Gross margin as a percent of revenue was 21 percent for the first six months of both years. Selling and administration costs for the first six months increased $0.8 million over the same period a year ago due largely to the growth in Asian operations, but decreased slightly as a percent of revenue to 14 percent because revenue grew at a faster rate than associated selling and overhead costs.

Clean Energy:
- ------------

Operating results for the three and six months ended June 30 were as follows:


                                Three Months              Six Months
                                ------------              ----------
                              1996        1995         1996       1995
                              ----        ----         ----       ----

Revenue                      $205,069     $207,710     $396,712   $445,893
Operating expenses            126,943      133,942      247,504    294,293
Selling and admin.
 expenses                       8,401       10,074       16,854     20,251
                             --------     --------     --------   --------

Margin                       $ 69,725     $ 63,694     $132,354   $131,349
                             ========     ========     ========   ========

Revenue for this segment totaled $205.1 million during the second quarter of 1996, which represents a $2.6 million decrease from the comparable 1995 period. The benefits of operating revenue from the Lisbon facility, which began commercial operation in January 1996, the acquisition of an industrial cogeneration facility in Martell, California, and less curtailment of electrical purchases by the utility customer of the Company's California independent power facilities were more than offset by the absence of Lisbon construction revenue and a continuing decline in air business revenue. Air business revenue fell from nine percent of segment revenue in the second quarter and first six months of 1995 to seven percent in the comparable periods of 1996, reflecting continuing industry-wide weakness in the face of regulatory uncertainty. The segment's six month revenue declined $49.2 million to $396.7 million due to the above factors as well as lower spot market pricing in the first quarter for trash disposal in the Broward and Dade County, Florida, area.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION (continued)


Clean Energy operating income was $69.7 million during the second quarter of 1996 versus $63.7 million in the comparable year earlier period. As a percent of revenue, segment operating income increased over three percentage points to 34 percent. Gross margin improved over two percentage points to 38 percent of revenue, while selling and administrative costs declined almost a point to four percent of revenue. The gross margin percentage increase resulted primarily from the absence of Lisbon facility construction revenue, which had no associated margin. Improved air results along with lower energy development expense were responsible for the selling and administrative percentage improvement. The air business operated near break-even, but had an operating income increase of approximately $2 million over the same quarter of 1995.
Six month operating income for the segment increased $1.0 million to $132.4 million and as a percent of revenue increased almost four percentage points to 33 percent. Gross margin for the six-month period decreased in absolute dollars from $151.6 million in 1995 to $149.2 million in 1996, but increased as a percent of revenue almost four percentage points. Lower operating revenue was responsible for the absolute dollar gross margin decline, while the absence of no-margin Lisbon construction revenue improved the six-month gross margin percentage. During the first six months, selling and administrative costs declined $3.4 million versus the comparable 1995 period and decreased slightly as a percent of revenue to four percent.

OTHER ITEMS
- -----------

Interest: Interest expense for the second quarter and first six months of 1996 decreased $1.4 million and $3.7 million, respectively, compared with 1995 principally as a result of lower average outstanding debt balances. During the second quarter of 1996, WTI repurchased 15.4 million shares of its common stock (see "Financial Condition" below). The debt incurred to fund these purchases will increase interest expense during the last half of 1996. Interest income decreased $1.2 million and $1.6 million, respectively, from the second quarter and first half of 1995 because of higher interest rates on long-term investments with WMX that matured during 1995.

Equity in Earnings of Affiliates: Equity income from the continuing operations of Wheelabrator's affiliates for the second quarter and six months ended June 30 totaled $7.7 million and $16.0 million, respectively, in 1995 and $7.9 million and $13.0 million, respectively, in 1996. The increase for the quarter was largely driven by the Company's equity in the earnings of Glegg Industries, Inc., an ultrapure water company in which Wheelabrator acquired a 20 percent interest

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION (continued)


during the quarter. During the first six months, the Company's equity in WM International's earnings decreased $0.3 million due to a stronger dollar versus pound exchange rate. The remaining six-month decrease was largely caused by the impact of adverse weather on Rust's first quarter earnings.

Income Taxes: The Company's effective tax rate excluding equity income, which is reported net of tax, for both the three and six months ended June 30, 1996, was
39.8 percent.  For the three and six months ended June 30, 1995, the rates were
37.9 percent and 39.4 percent, respectively. The lower rates in 1995 were attributable to certain tax benefits associated with the Company's liquidation of its investment in Abex, Inc.

Discontinued Operations: In the fourth quarter of 1995, Rust announced that it would sell or discontinue its process engineering, construction, specialty contracting, and similar lines of business and focus on its environmental and infrastructure consulting businesses. During the second quarter of 1996, the sale of the industrial process engineering and construction business, based in Birmingham, Alabama, was completed. The transaction did not have a material impact on Rust's income. Rust is currently negotiating the sales of certain other businesses. The businesses being sold have been accounted for as discontinued operations, and accordingly, Wheelabrator has reported its 40 percent equity interest in the historical operating results of these businesses separately from continuing operations in the accompanying consolidated statements of income.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION (continued)


Wheelabrator has instituted procedures to periodically evaluate potential environmental exposures. When the Company concludes it is probable that a liability has been incurred, provision is made in the financial statements, based upon management's judgment and prior experience, for the Company's best estimate of the liability. Such estimates are subsequently revised as deemed necessary when additional information becomes available. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that future technological, regulatory or enforcement developments, results of environmental studies, or other factors could alter this expectation and necessitate the recording of additional liabilities, which could be material.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION (continued)


In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which the Company also must adopt in 1996. FAS 123 provides an optional new method of accounting for employee stock options and expands required disclosure about stock options. If the new method of accounting is not adopted, the Company will be required to disclose pro forma net income and earnings per share as if it were. The Company is studying FAS 123 and is gathering data necessary to calculate compensation in accordance with its provisions, but has not decided whether to adopt the new method or quantified its impact on the financial statements.

FINANCIAL CONDITION
- -------------------

Liquidity and Capital Resources: Operating activities continue to be Wheelabrator's principal source of liquidity and provided $120.2 million of cash for the first six months of 1996 compared to $81.4 million during the same period of 1995. The majority of the increase was attributable to lower cash funding of working capital needs in 1996 offset, in part, by lower deferred taxes. The working capital improvement relates primarily to timing of long-term contract payments, while the change in deferred taxes is attributable to the reversal of depreciation timing differences at certain energy facilities.

Investing activities utilized $4.3 million and $59.5 million of cash during the first six months of 1995 and 1996, respectively. Wheelabrator spent $1.3 million on project construction during the first six months of 1995 compared with $22.4 million in 1996. During the first half of 1996, construction continued on a second Company-owned pelletizer facility in Baltimore, Maryland. Other project spending during the first six months of 1996 included expansion of the Parker, Arizona, carbon regeneration facility and construction of an industrial process water recycling facility in North Carolina. Nonproject capital expenditures were $10.9 million and $14.7 million in the first six months of 1995 and 1996, respectively. During the first six months of 1996, Wheelabrator acquired wastewater treatment operating contracts and an industrial cogeneration facility in Martell, California, for approximately $4.5 million in cash and the assumption of $2.5 million in debt. Also during the first half of 1996, the Company acquired a 20 percent interest in Glegg Industries, Inc., a leading ultrapure water company, for $15.4 million. There were no acquisitions or equity investments made during the first half of 1995. The proforma effect of the acquisitions and equity investment on the Company's results of operations is not material.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION (continued)


Financing activities required $79.6 million and $105.5 million of cash during the first six months of 1995 and 1996, respectively. Wheelabrator repurchased
18.4 million shares of its common stock at an aggregate cost of $296.3 million ($0.2 million of which was in accounts payable at June 30, 1996) during the first six months of 1996 compared with repurchases of 1.8 million shares at an aggregate cost of $24.4 million during the first six months of 1995. The Company is authorized to repurchase approximately an additional 775,000 shares of its common stock through mid-December 1997 on the open market or in privately negotiated transactions. Short-term borrowings from WMX provided a portion of the cash needed for these share repurchases and totaled $128.6 million as of June 30, 1996. In the comparable prior year period, the Company repaid $53.2 million of short-term borrowings from WMX. In addition, during the second quarter of 1996, the Company externally financed the two Company-owned pelletizer facilities in Baltimore, Maryland, with $58.6 million of project debt.

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

Wheelabrator had a working capital deficit of $77.9 million as of June 30, 1996, compared to net working capital of $98.2 million at December 31, 1995. The decline was driven primarily by share repurchase activity that caused cash and cash equivalents to decline from $78.7 million at year-end 1995 to $33.9 million at June 30, 1996, and also led to an increase in short-term borrowings from WMX of $128.6 million during that same time period. Pursuant to the Master Intercorporate Agreement, which governs borrowing and lending between the Company and WMX, Wheelabrator may borrow up to $100.0 million in excess of any amounts loaned to WMX. As of June 30, 1996, the Company had $53.6 million of net borrowings from WMX under the terms of this agreement. The balance of the borrowings from WMX consisted of a $75.0 million short-term note maturing on March 31, 1997, with essentially the same terms as borrowings under the Master

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION (continued)


Intercorporate Agreement. Cash and cash equivalents at June 30, 1996, plus net cash generated by operating activities and short-term borrowings from WMX are expected to be sufficient to meet the Company's anticipated short-term capital expenditure, dividend payment, debt retirement, and operating liquidity needs. Wheelabrator's ratio of total debt to total capital was approximately 39% at June 30, 1996, which the Company believes to be indicative of substantial unused borrowing capacity given its historically strong ability to generate cash from operations.

Derivatives: From time to time, the Company uses foreign currency derivatives to mitigate the impact of currency fluctuations on its equity income from WM International and on certain specifically identified transactions. Derivatives used are confined to simple instruments that do not involve multipliers or leverage. The Company's use of derivatives has not been and is not expected to be material to the Company's financial statements.

Contingencies: In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld nonregulatory means by which municipalities may effectively control the flow of municipal solid waste. The Company's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its solid waste regulatory flow control system, which was held to be unconstitutional, but stayed the injunction for as long as its ruling is on appeal plus an additional period of two years to enable the State to devise an alternative nondiscriminatory approach. The Company believes that the State is currently deciding whether or not it will appeal the Federal District Court's ruling.

The Supreme Court's 1994 ruling and subsequent court decisions have not to date had a material adverse affect on any of the Company's trash-to-energy operations. Federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. In the event that such legislation is not adopted, the Company believes that affected municipalities will endeavor

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION (continued)


to implement alternative lawful means to continue controlling the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict whether such efforts would be successful or what impact, if any, this matter might have on its trash-to-energy facilities.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Regulatory - The business in which the Company is engaged is intrinsically connected with the protection of the environment, and the potential exists for the discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action in which governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. At June 30, 1996, the Company was not involved in any such proceeding where the Company believes sanctions involved may exceed $100,000.

Other - In addition, there are other routine lawsuits and claims, including certain environmental matters, pending against Wheelabrator and its subsidiaries which are incidental to its businesses. In the opinion of the Company's management, the ultimate liability, if any, with respect to the above proceedings, lawsuits and claims will not have a material adverse effect on the business and properties of the Company, taken as a whole, or its financial position and results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders on May 1, 1996, two proposals were submitted to the Company's stockholders. The first proposal was to elect Donald F. Flynn, Kay Hahn Harrell, John M. Kehoe, Jr. and Manuel Sanchez as directors of the Company for terms expiring at the annual meeting of the Company's stockholders in 1998. The nominees were elected by the stockholders with votes cast as follows:


     Nominee                Votes For        Votes Withheld
     -------                ---------        --------------
     Donald F. Flynn        154,184,859       1,788,516
     Kay Hahn Harrell       154,248,596       1,729,779


     John M. Kehoe, Jr.     154,231,033       1,742,342
     Manuel Sanchez         154,254,343       1,719,032

The second proposal was a stockholder proposal to declassify the Company's Board of Directors. The proposal was rejected by the stockholders with 25,471,658 votes being cast in favor of the proposal, 118,069,566 votes being cast against the proposal and 346,067 abstentions. There were 12,086,084 broker non-votes as to this proposal.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The exhibits to this report are listed on the Exhibit Index elsewhere herein.

(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WHEELABRATOR TECHNOLOGIES INC.

     August 12, 1996          /s/ John D. Sanford
                              -----------------------------------
                              John D. Sanford
                              Executive Vice President and
                              Chief Financial Officer

                         WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX


                     Number and Description of Exhibit/*/
                     ---------------------------------


                          2       None

                          3       Bylaws of registrant, amended as of
                                  May 13, 1996

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