Form 10-Q
period 1996-09-30
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1996-11-08
CIK 790159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____


                        COMMISSION FILE NUMBER: 0-14246

                        WHEELABRATOR TECHNOLOGIES INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                         22-2678047
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

     4 LIBERTY LANE WEST
   HAMPTON, NEW HAMPSHIRE                                    03842
(Address of principal executive                           (Zip Code)
 offices)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (603) 929-3000


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

SHARES OF REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, ISSUED AND OUTSTANDING AT OCTOBER 31, 1996: 161,129,131

================================================================================

                        WHEELABRATOR TECHNOLOGIES INC.

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                   ----------------------------------------



                                     INDEX
                                     -----


                                                                Page No.
                                                                --------

PART I.  FINANCIAL INFORMATION:

Item 1 - Financial Statements

   Consolidated Balance Sheets as of December 31, 1995, and
      September 30, 1996............................................   1

   Consolidated Statements of Income for the Three and Nine
      Months Ended September 30, 1995 and 1996......................   2

   Consolidated Statements of Cash Flows for the Nine Months Ended
      September 30, 1995 and 1996...................................   3

   Consolidated Statements of Changes in Stockholders' Equity for
      the Nine Months Ended September 30, 1995 and 1996.............   4

   Notes to Consolidated Financial Statements.......................   5

Item 2 - Management's Discussion and Analysis of Results of
   Operations and Financial Condition...............................   9


PART II.  OTHER INFORMATION:

Item 1 - Legal Proceedings..........................................  20
Item 6 - Exhibits and Reports on Form 8-K...........................  20
SIGNATURE...........................................................  22
Exhibit Index.......................................................  23

                        PART I. FINANCIAL INFORMATION

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     (000s omitted, except share amounts)
                                  (unaudited)


                                                     December 31, September 30,
                                                         1995         1996
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

Current assets:
  Cash and cash equivalents................................  $   78,732  $   20,392
  Receivables, net of allowance of $12,187 in 1995
   and $9,136 in 1996......................................     215,080     227,414
  Inventories..............................................      62,638      45,074
  Costs and earnings in excess of billings.................      50,497      43,156
  Other current assets.....................................      51,312      56,428
                                                             ----------  ----------
     Total current assets..................................     458,259     392,464

Property, plant and equipment, net.........................   1,624,159   1,613,692
Cost in excess of net assets of acquired businesses, net...     233,533     230,681
Investments in affiliates..................................     604,656     644,046
Other assets...............................................     299,586     312,575
                                                             ----------  ----------
     Total assets..........................................  $3,220,193  $3,193,458
                                                             ==========  ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Current maturities of long-term debt................       $   35,808  $   40,908
  Due to WMX Technologies, Inc........................                -      75,192
  Accounts payable....................................           93,327      85,584
  Accrued liabilities.................................          185,273     181,602
  Advance payments on contracts.......................           45,686      36,690
                                                             ----------   ---------
     Total current liabilities........................          360,094     419,976

Long-term debt........................................          704,414     751,441
Deferred income taxes.................................          395,645     426,108
Deferred income.......................................           77,513      69,332
Other long-term liabilities...........................          232,262     250,545

Commitments and contingencies.........................

Stockholders' equity:
  Preferred stock, par value $1.00 per share,
   50,000,000 shares authorized, none
   issued or outstanding..............................                -           -
  Common stock, par value $0.01 per share,
   500,000,000 shares authorized, 189,545,407 shares
   issued in 1995 and 1996............................            1,895       1,895
  Capital in excess of par value......................          876,595     875,488
  Cumulative translation adjustments..................           (9,986)     (9,328)
  Treasury stock at cost; 10,112,610 shares in 1995
   and 28,237,189 shares in 1996......................         (146,494)   (438,011)
  Retained earnings...................................          728,255     846,012
                                                             ----------  ----------
     Total stockholders' equity.......................        1,450,265   1,276,056
                                                             ----------  ----------
       Total liabilities and stockholders' equity.....       $3,220,193  $3,193,458
                                                             ==========  ==========



     The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                   (000s omitted, except per share amounts)
                                  (unaudited)




                                                             Three Months                    Nine Months
                                                          Ended September 30,             Ended September 30,
                                                           1995       1996                   1995      1996
                                                         --------   --------              ---------- ----------
Revenue.....................................             $355,951   $359,053              $1,099,244 $1,064,602
Operating expenses..........................              247,403    247,856                 775,886    738,855
Selling and administrative expenses.........               30,992     30,487                  95,619     92,534
Interest expense............................               14,917     15,807                  45,950     43,134
Interest income.............................               (2,697)    (1,433)                 (8,111)    (5,198)
Equity in earnings of affiliates............               (9,252)    (7,859)                (25,233)   (20,861)
Other income, net...........................                 (264)      (575)                 (3,547)      (254)
                                                         --------   --------              ---------- ----------
  Income before income taxes................               74,852     74,770                 218,680    216,392
Income tax provision........................               24,952     26,695                  75,386     77,946
                                                         --------   --------              ---------- ----------
  Income from continuing operations.........               49,900     48,075                 143,294    138,446
Equity income from discontinued operations..                1,476          -                   4,726          -
                                                         --------   --------              ---------- ----------
    Net income..............................             $ 51,376   $ 48,075              $  148,020 $  138,446
                                                         ========   ========              ========== ==========

Weighted average common and common
 equivalent shares outstanding..............              185,500    162,000                 185,800    171,500
                                                         ========   ========              ========== ==========

Earnings per common and common
 equivalent share:
 Continuing operations......................             $   0.27   $   0.30              $     0.77 $     0.81
 Discontinued operations....................                 0.01          -                    0.03          -
                                                         --------   --------              ---------- ----------
    Net Income..............................             $   0.28   $   0.30              $     0.80 $     0.81
                                                         ========   ========              ========== ==========



  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                (000s omitted)
                                  (unaudited)


                                                          1995        1996
--------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income...........................................  $ 148,020   $ 138,446
Adjustments to reconcile net income to cash flows
 from operating activities:
  Depreciation and amortization......................     80,379      80,749
  Deferred income taxes..............................     43,958      30,629
  Undistributed earnings of affiliates...............    (25,233)    (20,861)
  Equity in discontinued operations..................     (4,726)          -
  Changes in assets and liabilities, net of
   effects of acquired businesses:
    Receivables, net.................................    (20,017)    (12,334)
    Inventories......................................      4,452       6,310
    Costs and earnings in excess of billings.........    (12,755)      9,213
    Other current assets.............................     15,066      (2,467)
    Accounts payable and accrued liabilities.........    (21,356)      1,726
    Advance payments on contracts....................    (19,862)       (216)
    Other long-term liabilities......................    (26,544)    (16,885)
  Other, net.........................................    (13,163)     (7,117)
                                                       ---------   ---------
  Net cash provided by operating activities..........    148,219     207,193
                                                       ---------   ---------

INVESTING ACTIVITIES:
Capital expenditures.................................    (19,668)    (56,789)
Proceeds from sale of investments....................     12,821           -
Investments held by trustees.........................     (1,004)        907
Cash paid for acquisitions, net of acquired cash.....     (6,835)     (4,483)
Cash paid for equity investment......................          -     (15,415)
Other, net...........................................       (262)     (1,497)
                                                       ---------   ---------
  Net cash used for investing activities.............    (14,948)    (77,277)
                                                       ---------   ---------

FINANCING ACTIVITIES:
Additions to long-term debt..........................      1,563      58,550
Repayments of long-term debt.........................    (13,120)     (8,876)
Net borrowings from WMX Technologies, Inc............    (53,163)     75,192
Proceeds from exercise of stock options..............      3,033       8,977
Stock repurchase program.............................    (24,420)   (302,861)
Dividends paid.......................................    (20,301)    (20,689)
Other, net...........................................      2,491       1,451
                                                       ---------   ---------
  Net cash used for financing activities.............   (103,917)   (188,256)
                                                       ---------   ---------

Net increase(decrease) in cash and cash equivalents..     29,354     (58,340)
Cash and cash equivalents at beginning of period.....     36,133      78,732
                                                       ---------   ---------
Cash and cash equivalents at end of period...........  $  65,487   $  20,392
                                                       =========   =========

Supplemental disclosure:
  Interest paid, net of amounts capitalized..........  $  40,059   $  37,590
                                                       =========   =========
  Income taxes paid..................................  $  33,937   $  31,957
                                                       =========   =========

Significant noncash investing activities:
  Liabilities assumed in acquisitions................  $       -   $   2,675
                                                       =========   =========

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                      (000s omitted, except share amounts)
                                  (unaudited)

                                   Capital in  Cumulative
                            Common  Excess of  Translation  Treasury  Retained
                            Stock   Par Value  Adjustment     Stock   Earnings     Total
-------------------------------------------------------------------------------------------
Balance,
 December 31, 1994          $1,895  $877,428   $(17,650)  $ (47,489)  $610,698   $1,424,882

Net income                       -         -          -           -    148,020      148,020
Dividends declared
  ($0.11 per share)              -         -          -           -    (20,301)     (20,301)
Foreign currency
 translation                     -         -      8,325           -          -        8,325
Exercise of
 stock options                   -      (999)         -       4,032          -        3,033
Tax benefit from
 stock options                   -       459          -           -          -          459
Stock repurchases
 (1,797,200 shares)              -         -          -     (24,420)         -      (24,420)
Treasury stock
  received as settlement
  for claims                     -         -          -          (4)         -           (4)
                            ------  --------   --------   ---------   --------   ----------

Balance,
 September 30, 1995         $1,895  $876,888   $ (9,325)  $ (67,881)  $738,417   $1,539,994
                            ======  ========   ========   =========   ========   ==========

Balance,
 December 31,1995           $1,895  $876,595   $ (9,986)  $(146,494)  $728,255   $1,450,265

Net income                       -         -          -           -    138,446      138,446
Dividends declared
 ($0.12 per share)               -         -          -           -    (20,689)     (20,689)
Foreign currency
  translation                    -         -        658           -          -          658
Exercise of
  stock options                  -    (2,534)         -      11,511          -        8,977
Tax benefit from
 stock options                   -     1,427          -           -          -        1,427
Stock repurchases
 (18,917,200 shares)             -         -          -    (303,028)         -     (303,028)
                            ------  --------   --------   ---------   --------   ----------

Balance,
 September 30, 1996         $1,895  $875,488   $ (9,328)  $(438,011)  $846,012   $1,276,056
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

Wheelabrator is a majority-owned subsidiary of WMX Technologies, Inc. ("WMX"). Wheelabrator and WMX are parties to a Master Intercorporate Agreement which provides, among other things, for Wheelabrator to lend excess cash to WMX at interest rates at least as favorable as those Wheelabrator could otherwise obtain. Under the terms of this agreement, in the event the Company requires short-term cash for the conduct of its business and operations, WMX will make available to Wheelabrator such amounts as Wheelabrator requires, up to a total of $100.0 million in excess of amounts loaned by Wheelabrator to WMX. As of September 30, 1996, the Company had $65.2 million of net borrowings from WMX under the terms of this agreement. In addition, at September 30, 1996, the Company also had $10.0 million outstanding pursuant to a short-term note from WMX that matures on March 31, 1997, with essentially the same terms as borrowings under the Master Intercorporate Agreement. The proceeds of this note, which had an original balance of $75 million, were used to finance second quarter share repurchases.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Earnings per common and common equivalent share are calculated using the weighted average number of shares outstanding for each period, including the effect of common stock equivalents using the treasury stock method. Common stock equivalents consist of unexercised stock options.

NOTE 2 - ACQUISITIONS, EQUITY INVESTMENT, AND DIVESTURES

During the first nine months of 1996, the Company acquired wastewater treatment operating contracts and an industrial cogeneration facility in Martell, California, for $7.0 million in cash and assumed debt. Also during the first nine months of 1996, the Company acquired a 20 percent interest in an ultrapure water company for $15.4 million. During the first nine months of 1995, Wheelabrator completed the privatization of the Miami Conservancy District wastewater treatment plant located in Franklin, Ohio, at a cost of approximately $6.8 million. The proforma effect of the 1996 and 1995 acquisitions and equity investment is not material.

In the fourth quarter of 1995, Rust International Inc. ("Rust") announced that it would sell or discontinue its process engineering, construction, specialty contracting, and similar lines of business and focus on its environmental and infrastructure consulting businesses. These businesses have been accounted for as discontinued operations, and accordingly, Wheelabrator has reported its 40 percent equity interest in the historical operating results separately from continuing operations in the accompanying consolidated statements of income. During the second quarter of 1996, the sale of the industrial process engineering and construction business, based in Birmingham, Alabama, was completed. The transaction did not have a material impact on Rust's income.

In the third quarter of 1996, Rust sold its industrial scaffolding business. Wheelabrator's equity in the gain on the sale is not material and is included in equity in earnings of affiliates.

Also during the third quarter, Wheelabrator announced an agreement to sell its industrial water process and manufacturing businesses to United States Filter Corporation ("U.S. Filter") for approximately $370 million in cash. Revenue and operating income for the units to be sold were approximately $330 million and $20 million, respectively, for the nine months ended September 30, 1996,

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


and approximately $338 million and $15 million in the comparable 1995 period. Separately, the Company and U.S. Filter announced their intention to form a new, equally-owned joint venture to develop, finance, own and operate water and wastewater infrastructure in North America. Both transactions are expected to be completed during the fourth quarter.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld nonregulatory means by which municipalities may effectively control the flow of municipal solid waste. The Company's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its solid waste regulatory flow control system, which was held to be unconstitutional, but stayed the injunction for as long as its ruling is on appeal plus an additional period of two years to enable the State to devise an alternative nondiscriminatory approach. The State has indicated that it will continue to enforce flow control during the two-year transition period, and has filed an appeal of the Federal District Court's ruling.

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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
                         (000S OMITTED IN ALL TABLES)


Wheelabrator Technologies Inc. ("Wheelabrator" or the "Company") is a diversified environmental products and services company. The Company has been a pioneer in the privatization of municipal infrastructure while providing water, wastewater, biosolids, air quality control, trash-to-energy, and independent power solutions to environmental problems of communities and industries worldwide. Wheelabrator is majority-owned by WMX Technologies, Inc. ("WMX") and holds minority interests in two other WMX-controlled subsidiaries, Waste Management International plc ("WM International") and Rust International Inc. ("Rust").

RESULTS OF OPERATIONS
---------------------

Consolidated revenue for the quarter ended September 30 was $359.1 million in 1996 compared with $356.0 million in 1995. Income from continuing operations for the quarter was $48.1 million, which was $1.8 million below the prior year level primarily because of lower equity income from Rust (see "Equity in Earnings of Affiliates" below). Net income decreased $3.3 million to $48.1 million due to decreased income from continuing operations and to the absence of equity income from discontinued operations. Earnings per share from continuing operations and net income per share increased $0.03 and $0.02, respectively, each to $0.30, reflecting fewer outstanding shares.

For the nine months ended September 30, 1996, revenue totaled $1,064.6 million, while income from continuing operations and net income were each $138.4 million, or $0.81 per share. In the comparable nine-month period of 1995, revenue totaled $1,099.2 million, with income from continuing operations of $143.3 million, or $0.77 per share, and net income of $148.0 million, or $0.80 per share. Prior year results included $37.5 million of construction revenue related to the Lisbon, Connecticut trash-to-energy facility, which was completed in the second quarter of 1995. The prior year results also included a second quarter gain associated with the Company's liquidation of its investment in Abex, Inc.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


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

Sale of Businesses: During the quarter, Wheelabrator announced an agreement to sell its industrial water process and manufacturing businesses to United States Filter Corporation ("U.S. Filter") for approximately $370 million in cash. Revenue and operating income for the units to be sold were approximately $330 million and $20 million, respectively, for the nine months ended September 30, 1996, and approximately $338 million and $15 million in the comparable 1995 period. Separately, the Company and U.S. Filter announced their intention to form a new, equally-owned joint venture to develop, finance, own and operate water and wastewater infrastructure in North America. Both transactions are expected to be completed during the fourth quarter.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Clean Water:
-----------

Operating results for the three and nine months ended September 30 were as follows:

                         Three Months        Nine Months
                      ------------------  ------------------
                        1996      1995      1996      1995
                      --------  --------  --------  --------
Revenue               $158,645  $158,762  $471,865  $460,010
Operating expenses     124,926   124,089   372,804   363,229
Selling and admin.
 expenses               22,282    21,359    67,475    65,752
                      --------  --------  --------  --------
Operating income      $ 11,437  $ 13,314  $ 31,586  $ 31,029
                      ========  ========  ========  ========

Revenue for the third quarter of $158.6 million was essentially flat compared with the prior year as lower revenue in the segment's existing North American and European water process businesses offset $5.1 million of growth from acquisitions made during the past twelve months. These acquisitions include Sun Chi Environmental Industries in Taiwan and the purchase of certain water operating contracts from Rust. North American water process revenue declined due to a large project being completed in 1995. In addition, European revenue was negatively impacted by the weak German economy, contract timing and the stronger dollar. Nine-month segment revenue grew $11.9 million, or three percent, to $471.9 million. Businesses acquired during the past twelve months accounted for $14.1 million of this growth, with growth in existing biosolids and contract operations and the Asian market providing an additional $20.0 million. Partially offsetting this revenue growth was lower water process revenue in Europe and North America.

Operating income decreased $1.9 million from the third quarter of 1995 to $11.4 million in 1996 as a result of lower gross margins and higher selling and administrative expenses. Gross margin of 21 percent for the quarter was slightly down from 1995 due to the addition of Sun Chi, a lower margin, larger-project business, and due to higher costs associated with the wet weather affecting land application of biosolids in certain regions of the United States. Selling and administrative costs increased slightly to 14 percent of revenue. Volume-related increases in Asia, higher business development expenses and North American restructuring costs in the quarter were responsible for a $0.9 million increase in absolute dollars. For the

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


first nine months of 1996, operating income increased slightly to $31.6 million due to improved revenue. Gross margin as a percent of revenue was 21 percent for the first nine months of both years. Selling and administrative costs for the first nine months increased $1.7 million over the same period a year ago due largely to the growth in Asian operations, but remained flat as a percent of revenue at 14 percent.

Clean Energy:
------------

Operating results for the three and nine months ended September 30 were as follows:

                            Three Months        Nine Months
                            ------------        -----------
                           1996      1995      1996      1995
                           ----      ----      ----      ----
Revenue                  $202,389  $198,313  $599,101  $644,206
Operating expenses        124,911   125,043   372,415   419,336
Selling and admin.
 expenses                   8,205     9,631    25,059    29,882
                         --------  --------  --------  --------
Operating income         $ 69,273  $ 63,639  $201,627  $194,988
                         ========  ========  ========  ========

Revenue for this segment totaled $202.4 million during the third quarter of 1996, which represents a $4.1 million increase from the comparable 1995 period. The benefits of operating revenue from the Lisbon facility, which began commercial operation in January 1996, the acquisition of an industrial cogeneration facility in Martell, California, higher trash deliveries and processing at certain plants, and less curtailment of electrical purchases by the utility customer of the Company's California independent power facilities offset a continuing decline in air business revenue. Air business revenue fell from fifteen percent of segment revenue in the third quarter and first nine months of 1995 to twelve and thirteen percent, respectively, in the comparable periods of 1996. This reflects continuing air industry weakness in the face of regulatory uncertainty. The segment's nine-month revenue declined $45.1 million to $599.1 million due to the benefits of the Martell facility and Lisbon operating revenue being more than offset by the air business decline and the absence of Lisbon construction revenue, which was $37.5 million in the prior year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


Clean Energy operating income was $69.3 million during the third quarter of 1996 versus $63.6 million in the comparable year earlier period. As a percent of revenue, segment operating income increased approximately two percentage points to 34 percent. Gross margin improved over one percentage point to 38 percent of revenue, while selling and administrative costs declined almost a point to four percent of revenue. The gross margin percentage increase resulted from lower maintenance expenses at the energy facilities and actions taken in 1995 to rightsize the air organization for lower activity levels. Air downsizing costs recognized in the prior year and lower ongoing costs as a result of the air downsizing were also responsible for the selling and administrative percentage and absolute dollar improvements. The air business operated near break-even, but had an operating income increase of approximately $2 million over the same quarter of 1995.

Nine-month operating income for the segment increased $6.6 million to $201.6 million and as a percent of revenue increased over three percentage points to 34 percent. Gross margin for the nine-month period increased in absolute dollars from $224.9 million in 1995 to $226.7 million in 1996, and increased as a percent of revenue almost three percentage points. Lower maintenance expenses were responsible for the absolute dollar gross margin increase, while the absence of no-margin Lisbon construction revenue improved the nine-month gross margin percentage. During the first nine months, selling and administrative costs declined $4.8 million versus the comparable 1995 period and decreased slightly as a percent of revenue to four percent largely because of the air downsizing efforts and reduced project development spending.

OTHER ITEMS
-----------

Interest: Interest expense for the third quarter of 1996 increased $0.9 million versus 1995 due mainly to higher short-term borrowings incurred in connection with second quarter share repurchases (see "Financial Condition" below). Interest expense for the first nine months of 1996 decreased $2.8 million compared with 1995 principally as a result of lower average outstanding debt. Interest income decreased $1.3 million and $2.9 million, respectively, from the third quarter and first nine months of 1995 because of higher interest rates on long-term investments with WMX that matured during 1995 and lower average invested balances during 1996, especially in the third quarter.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


Equity in Earnings of Affiliates: Equity income from the continuing operations of Wheelabrator's affiliates for the third quarter and nine months ended September 30 totaled $9.3 million and $25.2 million, respectively, in 1995 and $7.9 million and $20.9 million, respectively, in 1996. The decreases reflect weakness in Rust's environmental consulting business offset in part by an immaterial gain from Rust's September 1996 sale of its scaffolding business. The Company's equity earnings in WM International were flat year-over-year for both the quarter and nine-month period as the effect of a stronger U.S. dollar offset increased pound sterling net income of WM International.

Income Taxes: The Company's effective tax rate, excluding equity income which is reported net of tax, for both the three and nine months ended September 30, 1996, was 39.9 percent. For the three and nine months ended September 30, 1995, the rates were 38.0 percent and 39.0 percent, respectively. The lower rates in 1995 were attributable to certain tax benefits associated with the Company's liquidation of its investment in Abex, Inc.

Discontinued Operations: In the fourth quarter of 1995, Rust announced that it would sell or discontinue its process engineering, construction, specialty contracting, and similar lines of business and focus on its environmental and infrastructure consulting businesses. These businesses have been accounted for as discontinued operations, and accordingly, Wheelabrator has reported its 40 percent equity interest in the historical operating results separately from continuing operations in the accompanying consolidated statements of income. During the second quarter of 1996, the sale of the industrial process engineering and construction business, based in Birmingham, Alabama, was completed. The transaction did not have a material impact on Rust's income.

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

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources: Operating activities continue to be Wheelabrator's principal source of liquidity and provided $207.2 million of cash for the first nine months of 1996 compared to $148.2 million during the same period of 1995. The majority of the increase was attributable to lower working capital needs in 1996 offset, in part, by lower deferred taxes. The working capital improvement relates primarily to timing of long-term contract payments, while the change in deferred taxes is attributable to the reversal of depreciation timing differences at certain energy facilities.

Investing activities utilized $77.3 million and $14.9 million of cash during the first nine months of 1996 and 1995, respectively. Wheelabrator spent $34.4 million on project construction during the first nine months of 1996 compared with $2.8 million in 1995 primarily because of the construction activity on a second Company-owned pelletizer facility in Baltimore, Maryland. Other project spending during the first nine months of 1996 included expansion

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


of the Parker, Arizona, carbon regeneration facility and construction of an industrial process water recycling facility in North Carolina. Nonproject capital expenditures were $22.4 million and $16.9 million in the first nine months of 1996 and 1995, respectively. During the first nine months of 1996, Wheelabrator acquired wastewater treatment operating contracts and an industrial cogeneration facility in Martell, California, for approximately $4.5 million in cash and the assumption of $2.5 million in debt. Also during the first nine months of 1996, the Company acquired a 20 percent interest in Glegg Industries, Inc., a leading ultrapure water company, for $15.4 million. During the first nine months of 1995, Wheelabrator completed the privatization of the Miami Conservancy District wastewater treatment plant located in Franklin, Ohio, at a cost of approximately $6.8 million. The proforma effect of these acquisitions and the equity investment on the Company's results of operations is not material.

Financing activities required $188.3 million and $103.9 million of cash during the first nine months of 1996 and 1995, respectively. Wheelabrator repurchased approximately 18.9 million shares of its common stock at an aggregate cost of approximately $303.0 million ($0.2 million of which was in accounts payable at September 30, 1996) during the first nine months of 1996 compared with repurchases of 1.8 million shares at an aggregate cost of $24.4 million during the first nine months of 1995. The Company is authorized to repurchase approximately an additional 9.9 million shares of its common stock through mid-August 1998 on the open market or in privately negotiated transactions. Short-term borrowings from WMX provided a portion of the cash needed for these share repurchases and totaled $75.2 million as of September 30, 1996. In the comparable prior year period, the Company repaid $53.2 million of short-term borrowings from WMX. In addition, during the second quarter of 1996, the Company externally financed the two Company-owned pelletizer facilities in Baltimore, Maryland, with $58.6 million of long-term project debt.

Within the next five years, the air pollution control systems at certain trash-to-energy facilities owned or leased by Wheelabrator will be required to be modified to comply with more stringent air pollution control standards adopted by the EPA in October 1995. The compliance dates will vary by facility, but all affected facilities will be required to be in compliance with the new rules by the end of the year 2000. Currently available technologies will be adequate to meet the new standards. Although the total expenditures required for such modifications are estimated to be in the $220 -

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


$270 million range, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements allow the Company to recover from customers the majority of incremental capital and operating costs.

Wheelabrator had a working capital deficit of $27.5 million as of September 30, 1996, compared to net working capital of $98.2 million at December 31, 1995.
The decline was driven primarily by share repurchase activity that caused cash and cash equivalents to decline from $78.7 million at year-end 1995 to $20.4 million at September 30, 1996, and also led to an increase in short-term borrowings from WMX of $75.2 million during that same time period. Pursuant to the Master Intercorporate Agreement, which governs borrowing and lending between the Company and WMX, Wheelabrator may borrow up to $100.0 million in excess of any amounts loaned to WMX. As of September 30, 1996, the Company had $65.2 million of net borrowings from WMX under the terms of this agreement. The balance of the borrowings from WMX were made pursuant to a short-term note maturing on March 31, 1997, with essentially the same terms as borrowings under the Master Intercorporate Agreement. Proceeds from this note were used to finance second quarter share repurchases. Cash and cash equivalents at September 30, 1996, plus net cash generated by operating activities and short-term borrowings from WMX are expected to be sufficient to meet the Company's anticipated short-term capital expenditure, dividend payment, debt retirement, and operating liquidity needs. Wheelabrator's ratio of total debt to total capital was approximately 38% at September 30, 1996, which the Company believes to be indicative of substantial unused borrowing capacity given its historically strong ability to generate cash from operations.

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


involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld nonregulatory means by which municipalities may effectively control the flow of municipal solid waste. The Company's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its solid waste regulatory flow control system, which was held to be unconstitutional, but stayed the injunction for as long as its ruling is on appeal plus an additional period of two years to enable the State to devise an alternative nondiscriminatory approach. The State has indicated that it will continue to enforce flow control during the two-year transition period and has filed an appeal of the Federal District Court's ruling.

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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Regulatory - The business in which the Company is engaged is intrinsically connected with the protection of the environment, and the potential exists for the discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action in which governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. At September 30, 1996, the Company was not involved in any such proceeding where the Company believes sanctions involved may exceed $100,000.

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

(b)  Reports on Form 8-K:

During the quarter ended September 30, 1996 the Company filed a report dated September 16, 1996 on Form 8-K reporting under Item 5 that the Company issued a news release in conjunction with United States Filter Corporation ("U.S. Filter"). The news release announced two transactions pursuant to which U.S. Filter will acquire the Company's water process and manufacturing units and the Company and U.S. Filter will form a joint venture establishing a water and wastewater treatment services organization.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 8, 1996


                                WHEELABRATOR TECHNOLOGIES INC.


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

                          3       None

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