Form 10-K405
period 1996-12-31
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1997-03-28
CIK 790159

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                         -----------------------------
                                  (MARK ONE)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM         TO

                       COMMISSION FILE NUMBER: 0-14246
                        WHEELABRATOR TECHNOLOGIES INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    22-2678047
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                              4 LIBERTY LANE WEST
                         HAMPTON, NEW HAMPSHIRE 03842
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  603/929-3000

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
    Title of Each Class                             on Which Registered
    -------------------                           ----------------------

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $958,284,304 at February 3, 1997 (based on the closing sale price on the New York Stock Exchange Composite Tape on January 31, 1997, as reported by The Wall Street Journal (Midwest Edition)). At March 19, 1997, the registrant had issued and outstanding an aggregate of 161,597,573 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Parts II and IV. Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1997 are incorporated by reference into
Part III.

================================================================================

                                     PART I

Item 1 -- Business

General

     Wheelabrator Technologies Inc. is a leading developer of facilities and systems for, and provider of services to, the trash-to-energy and waste fuel powered independent power markets. The Company develops, arranges financing for, operates and owns facilities that dispose of trash and other waste materials in an environmentally acceptable manner by recycling them into electrical or steam energy. The Company is also pursuing the development, ownership and/or operation of power plants for industrial customers. In addition, the Company is involved in the treatment and management of biosolids resulting from the treatment of wastewater by converting them into useful fertilizers and the recycling of organic wastes into compost material useable for horticultural and agricultural purposes. Finally, the Company designs and installs technologically-advanced air pollution control systems and equipment.

     The Company's predecessor companies and subsidiaries have been active in project development for approximately 22 years, and in related activities since the turn of the century. A description of projects in operation which are owned, leased or operated under long-term operating agreements by the Company's subsidiaries or affiliates is contained in Item 2 -- Properties. In addition to the projects described in Item 2, the Company has domestic and international projects in various stages of development that, in most cases, are subject to contingencies, many of which are beyond the Company's control. Such contingencies include, without limitation, obtaining required permits or approvals, obtaining equity and/or debt financing and consummating required project agreements.

     The Company (then known as The Henley Group, Inc.) was incorporated in Delaware in December 1985. The name of the Company was changed in December 1988 to The Wheelabrator Group Inc. and again in August 1989 to Wheelabrator Technologies Inc. Unless the context indicates to the contrary, as used in this report, the term "Company" refers to Wheelabrator Technologies Inc. and its subsidiaries. Unless otherwise indicated, all statistical and financial information under Item 1 and Item 2 of this report is given as of December 31, 1996.

     Approximately 65% of the Company's common stock, par value $0.01 per share (the "Common Stock"), outstanding as of March 1, 1997, was owned by WMX Technologies, Inc. ("WMX") or its affiliates.

Services and Products

     As further described herein, in 1996 the Company disposed of its water process, manufacturing and custom engineered businesses and is in the process of divesting the water contract operations, outsourcing and privatization businesses. The Company has therefore reported its continuing operations as being within one industry segment.

     Energy Projects The Company, through Wheelabrator Environmental Systems Inc. and its subsidiaries, is a leading developer, operator and owner of trash-to-energy and waste fuel powered independent power facilities in the United States. These facilities, either owned or operated, give the Company approximately 920 megawatts per hour of electric generating capacity. The Company's trash-to-energy projects utilize proven boiler and grate technology and are capable of processing up to 23,750 tons of trash per day. The heat from this combustion process is converted into high-pressure steam, which typically is used to generate electricity for sale to public utility companies under long-term contracts.

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

          The Company also develops, operates and, in some cases, owns independent power projects, which either cogenerate electricity and thermal energy or generate electricity alone for sale to customers, including utilities and private industry. Cogeneration is a technology which allows the simultaneous production of two or more useful forms of energy from a single primary fuel source, thus providing a more efficient use of a fuel's total energy content. These power systems use waste wood, waste tires, waste coal or natural gas as fuel, and employ state-of-the-art technology, such as fluidized-bed combustion, to ensure the efficient burning of fuel with reduced emission levels. The Company acquired two industrial cogeneration plants (so-called "inside-the-fence" facilities) during the year as part of its strategy to leverage its energy plant operating capabilities and project financing expertise by owning and/or operating power plants for industrial customers. The first facility, located in Martell, California, was acquired in May 1996 and the second plant, located in Anderson, California, near one of the Company's other facilities, was purchased in November 1996.

          BIOSOLIDS MANAGEMENT Through Wheelabrator Water Technologies Inc. and its subsidiaries, the Company develops, operates and owns projects that compost organic wastes and treat and manage biosolids. The Company offers generators of biosolids (the non-hazardous sludges resulting from treatment of municipal and industrial wastewater) alternatives to landfilling or other disposal options. The Company currently provides a range of management services, including land application, drying, pelletizing, alkaline stabilization and composting to more than 400 communities, typically pursuant to multi-year contracts under which the Company is paid by the generator to make beneficial use of the biosolids. Regulations issued by the United States Environmental Protection Agency ("EPA") in December 1992 under the Clean Water Act encourage the beneficial use of municipal sewage sludge by recognizing the resource value of biosolids as a fertilizer and soil conditioner, and establish requirements for land application designed to protect human health and the environment.

          Land application involves the application of non-hazardous biosolids as a natural fertilizer on farmland pursuant to rigorous site-specific permits issued by applicable state authorities. Biosolids are also used in land-reclamation projects such as strip mines. Land-applied biosolids are often stabilized prior to application using proprietary technology. The Company also develops and operates facilities at which biosolids are dried and pelletized, and has three facilities currently in operation and one other facility presently undergoing start-up activities. Development of dryer facilities generally involves various contractual arrangements with a variety of private and public entities, including municipalities (which generate the biosolids), lenders, contractors and subcontractors (which build the facilities) and end-users of the fertilizer generated from the treatment process. These facilities incorporate a variety of biosolids drying and emission control technologies, some proprietary and some licensed to the Company under exclusive licensing arrangements. See "Patents, Trademarks, Licenses and Other Agreements." The Company has approximately 635 dry-tons-per-day of biosolids drying capacity either in operation or under construction. Biosolids which have been dried and pelletized are generally used as fertilizer by farmers, commercial landscapers and nurseries and as a bulking agent by fertilizer manufacturers.

          AIR QUALITY The Company's subsidiaries design and install advanced air pollution control equipment. The Company offers electrostatic precipitators, flue-gas desulfurization systems (scrubbers), and fabric-filter systems (baghouses), which remove pollutants from the emissions of the Company's trash-to-energy facilities as well as power plants and other industrial facilities. The Company also designs, constructs and maintains tall concrete chimneys and storage silos. The Company's expertise in air pollution control technologies and chimney design and construction is used in the design and construction of the Company's trash-to-energy facilities, which the Company believes strengthens its competitive position.

REGULATION

          While, in general, the Company's businesses have benefited substantially from increased governmental regulation, the industry itself is subject to extensive and evolving regulation by federal, state, local and foreign authorities. Due to the complexity of regulation of the industry and to public pressure, implementation of existing and future laws, regulations or initiatives by different levels of government may be inconsistent and difficult to foresee. In addition, the demand for certain of the Company's services may be adversely affected by the amendment or repeal, or reduction in enforcement of, federal, state and foreign laws and regulations on which the Company's businesses engaged in providing such services are dependent. Demand for certain of the Company's services may also be adversely affected by delays or reductions in funding, or failure of legislative bodies to fund, agencies or programs under such laws and regulations. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations but is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed or enforced, or any failure or delay in enactment or enforcement of legislation or regulations or funding of government agencies or programs, in the future may affect its operations.

          The Company's business activities are subject to environmental regulation under the same federal, state and local laws and regulations which apply to the Company's customers, including the Clean Air Act, as amended, the Clean Water Act, as amended, and the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). The Company believes that it conducts its businesses in an environmentally responsible manner and believes itself to be in material compliance with applicable laws and regulations. The Company does not anticipate that maintaining compliance with current requirements will result in any material decrease in earnings. There can be no assurance, however, that such requirements will not change so as to require significant additional expenditures. In particular, within the next several years, the air pollution control systems at certain trash-to-energy facilities owned or leased by the Company most likely will be required to be modified to comply with more stringent air pollution control standards adopted by the EPA in December 1995 for municipal waste combusters. The compliance dates will vary by facility, but subject to the final decision in certain litigation which could result in up to an 18-month delay in the deadlines, all affected facilities most likely will be required to be in compliance with the standards by the end of the year 2000. Currently available technologies will be adequate to meet the new standards. Although the total expenditures required for such modifications are estimated to be $190 million to $230 million, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements generally allow the Company to recover from customers the majority of incremental capital and operating costs. There can be no assurance, however, that the Company would be able to recover, for each project, all such increased costs from its customers. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could affect the manner in which the Company operates its projects and conducts its business, including the handling, processing or disposal of the wastes, by-products and residues generated thereby.

          The EPA released a draft Dioxin Reassessment Report in 1994 which was intended to update the Agency's scientific understanding of the sources of dioxin emissions, the fate and transport of those emissions, and any potential links between dioxin in environmental media and adverse human health effects. The EPA has substantially revised its estimates of dioxin emissions downward from 1990 to 1995. It is estimated by the EPA Office of Air Quality that the trash-to-energy industry will be contributing approximately 24 grams of dioxins per year by 2000 (less than 1 percent of overall dioxin emissions) due to a strict dioxin emission limit adopted in December 1995. The Company does not believe that the EPA's dioxin reassessment, or compliance with the new dioxin emissions limit, will have a material adverse effect on the Company's operations or financial condition.

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

Flow Control

          Also in May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld non-regulatory means by which municipalities may effectively control the flow of municipal solid waste. There can be no assurance that such alternatives to regulatory flow control will in every case be found to be lawful. For example, the Company's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its solid waste regulatory flow control system, which was held to be unconstitutional, but stayed the injunction for as long as its ruling is on appeal plus an additional period of two years to enable the State to devise an alternative nondiscriminatory approach. The State has indicated that it will continue to enforce flow control during the two-year transition period and has filed an appeal of the Federal District Court's ruling. The New Jersey legislature is now considering a bill to authorize counties and authorities, including the Gloucester County Improvement Authority, which administers the Company's franchise there, to implement a constitutionally permissible system of "economic flow control" designed to recover waste disposal costs incurred in reliance on the state's franchise system. In addition, plaintiffs have asked the Third Circuit Court of Appeals to shorten the stay period. A decision by the appeals court is expected during the second quarter of 1997.

          The Supreme Court's 1994 ruling and subsequent court decisions have not to date had a material adverse effect on any of the Company's trash-to-energy operations. Federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. In the event that such legislation is not adopted, the Company believes that affected municipalities will endeavor to implement alternative lawful means to continue controlling the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict whether such efforts would be successful or what impact, if any, this matter might have on its trash-to-energy facilities.

Public Utility Regulatory Policies Act

          The Company's energy facilities are subject to the provisions of various energy-related laws and regulations, including the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The ability of the Company's trash-to-energy and small power production facilities to sell power to electric utilities on advantageous terms and conditions and to avoid burdensome public utility regulation has historically depended, in part, upon the applicability of certain provisions of PURPA, which generally exempts the Company from state and federal regulatory control over electricity prices charged by, and the finances of, the Company and its energy producing subsidiaries. As the states and the United States Congress have accelerated their consideration of the manner in which economic efficiencies can be gained by deregulating the electric generation industry, utilities and others have taken the position that power sales agreements entered into pursuant to PURPA which provide for rates in excess of current market rates should be voidable as "stranded assets." The Company's 25 power production facilities are qualifying facilities under PURPA and depend on the sanctity of their power sales agreements for their economic viability. Although a repeal or modification of PURPA is possible within the next two years, the Company believes it unlikely that such action would retroactively abrogate the long-term contracts and rate orders pursuant to which most of the Company's existing projects sell electricity. Furthermore, the operations of the Company's existing trash-to-energy and other small power production facilities business are not expected to be materially and adversely affected if the various benefits of PURPA are repealed or substantially reduced on a prospective basis. Finally, the passage of the Energy Policy Act of 1992 created an alternative ownership mechanism by which the Company's future independent power projects would be able to participate in the electricity generation industry without the burdens of traditional public utility regulation. Notwithstanding the above, however, the Company can give no assurances that future utility restructurings, court decisions, or legislative or administrative action in this area will not have a material adverse impact upon the Company's financial position or results of operations.

COMPETITION

          The Company experiences substantial competition in all aspects of its business. It competes with a number of firms, both nationally and internationally, some of which may have substantially greater financial and technical resources than the Company.

          The principal competitive factors with respect to the Company's project development activities include technological performance, service, technical know-how, price and performance guarantees. Competing for selection as a project developer may require commitment of substantial resources over a long period of time, without any certainty of ultimately being selected. Competition for attractive development opportunities is intense, as there are a number of competitors in the trash-to-energy, independent power, and biosolids management industries interested in such opportunities. The Company believes that its comprehensive project development capabilities, operating experience and financing capabilities will enable it to continue to compete effectively.

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

          At the time of the 1990 merger between the Company and a subsidiary of WMX which resulted in WMX's acquisition of a controlling interest in the Company (the "1990 Merger"), the Company was granted an option to acquire an equity interest in WMX's international waste services operations, now conducted through WM International plc ("WM International"), a majority-owned subsidiary of WMX. In connection with the acquisition of an equity interest in WM International in 1991, the Company agreed that it would not conduct waste management services operations or engage in the operation and maintenance of water and wastewater treatment facilities outside of North America, other than through its ownership interest in WM International, until the later of (i) July 1, 2000 or (ii) the date on which WMX ceases to beneficially own a majority of the outstanding shares of common stock or a majority of all outstanding voting equity interests of WM International.

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

          In connection with the initial public offering of ordinary shares of WM International, the Company, WM International, Chemical Waste Management, Inc. ("CWM") and WMX entered into an International Business Opportunities Agreement which incorporates certain previously existing agreements among certain of the parties thereto made in connection with the 1990 Merger. The International Business Opportunities Agreement was amended and restated in connection with the organization of Rust International Inc. ("Rust"), to which the Company transferred, among other things, its engineering, environmental consulting and construction businesses in 1993 in exchange for an equity interest in Rust, and Rust became a party thereto. Under the Amended and Restated International Business Opportunities Agreement, the parties agreed that in order to minimize the potential for conflicts of interest among various subsidiaries under the common control of WMX, WMX has the right to direct business opportunities to the WMX controlled subsidiary which, in the reasonable and good faith judgment of WMX, has the most experience and expertise in the particular line of business involved. Opportunities in North America relating to (i) the operation and maintenance and, with respect to item (c) below, design, engineering and construction, of (a) municipal trash-to-energy facilities, (b) water, wastewater and sewage treatment facilities (excluding facilities designed to treat hazardous waste streams), (c) chimneys and air pollution control equipment and facilities (which allocation is worldwide), and (d) small power projects and independent power generation facilities (except for landfill gas recovery facilities which are covered under the Intellectual Property Licensing Agreement described under "Patents, Trademarks, Licenses and Other Agreements"); and (ii) facilities which treat or otherwise stabilize ash residues from trash-to-energy facilities, have been allocated to the Company. The Agreement allocates certain business opportunities, some of which were previously allocated to the Company, to Rust.

          In connection with the Company's sale of its water process, manufacturing and custom engineering business, WMX and the Company agreed with the purchaser of such businesses not to engage in such businesses in the United States or any other country in which the Company conducted such business at the time of sale until 2001.

RESEARCH AND DEVELOPMENT

          The Company undertakes research and development in numerous areas of its operations, including energy generation, environmental control and the handling and recovery of waste materials and waste gases. The Company's expenditures for research and development for its continuing operations are not material to its business. Significant technological benefits are also realized through the Company's experience in operating its existing projects.

PATENTS, TRADEMARKS, LICENSES AND OTHER AGREEMENTS

          The Company owns or licenses a number of patents and patent applications or other proprietary technology that are important to various aspects of its business. While certain of such licenses or patented technology may be material to the development of a given project, the Company believes that its overall business depends primarily on such factors as project development capability, engineering skill, and research and production techniques rather than on patent protection. The Company owns several patents for a heavy metal stabilization technology marketed worldwide as the WES-Phix Process. The Company uses this process to stabilize ash residues from its trash-to-energy facilities, and also licenses the process to other facilities. In 1997, the Company plans to market the process to other industries for the stabilization of wastes such as foundry sands, baghouse dusts and contaminated soils.

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

          The Company is a party to a Land Option Agreement, as amended (the "Land Option Agreement"), with Waste Management, Inc. ("Waste Management"), a wholly-owned subsidiary of WMX, providing the Company until December 31, 2020, with the right, subject to certain restrictions, to acquire or lease sites for future trash-to-energy, biosolids management, organic waste composting or, subject to certain pre-conditions, medical waste incineration and autoclave facilities at any of Waste Management's existing or future landfills in the United States and Canada. Under the Land Option Agreement, Waste Management is obligated to pay the Company, at the end of the stated term of the agreement, an amount in cash equal to the Company's book value (less related deferred taxes) for such portion of the option as has not been allocated to acquired or leased parcels. In addition, the Company is a party to an Airspace Dedication Agreement, as amended, with Waste Management permitting the Company, for a period ending August 12, 2008, and subject to certain conditions and restrictions, to reserve capacity at Waste Management landfills for the disposal of certain wastes for fees generally on terms at least as favorable as those charged to other customers, and granting disposal credits to be credited against future disposal fees.

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

EMPLOYEES

          The Company has approximately 2,100 full-time employees in its continuing operations. The Company considers relations with its employees to be satisfactory.

FINANCING CAPABILITIES AND FUNDING SUPPORT AGREEMENTS

          One of the most significant costs associated with the Company's own-and-operate projects may be debt service or lease rentals payable in connection with financing for the projects. Financing structures vary substantially from transaction to transaction. The amount of annual financing cost is directly related to the capital cost of the facility, which may vary greatly from plant to plant, even with regard to similarly sized plants, due to a number of factors. These factors include the type of technology utilized, the amount of site preparation required and, where applicable, the form of energy generated and the proximity to the energy delivery point.

Financing Capabilities

          Each trash-to-energy, cogeneration and biosolids pelletizer project developed by the Company requires substantial amounts of capital that generally range from $30 million to $400 million. Historically, such capital requirements have been financed through the issuance of project debt and the investment of Company funds and third party equity. The debt has primarily consisted of long-term tax-exempt or taxable bonds secured by a pledge of project revenues and assets, with certain additional security being provided, in some cases, directly or indirectly, by the Company, WMX or another project support entity. The Company has also used partnership, joint venture and sale and leaseback structures to bring third party equity into its project financings. The Company expects to finance its working capital requirements with its available cash. To the extent required, the Company has additional cash available to it pursuant to the Restated Funding Agreement described below or through the working capital program established between the Company and WMX described below under "Master Intercorporate Agreement." Certain agreements with respect to the Company's financing capabilities and funding support are described below.

Restated Funding Agreement

          Pursuant to a Restated Funding Agreement between WMX and the Company, WMX agreed to use reasonable efforts to assist the Company, at the Company's request, in obtaining and maintaining a credit rating of "A" or better from Standard & Poor's Corporation or Moody's Investors Service for the Company's long-term unsecured debt securities. WMX's obligations under the Restated Funding Agreement, which terminate on August 12, 2008, may involve anything from contingent credit support obligations to and including WMX's purchase from the Company of up to $200 million principal amount of Company securities, which may be either debt, equity or a combination thereof (the "Securities"). WMX's obligations will be deemed satisfied by the purchase of such Securities, even if the purchase of all of the Securities does not enable the Company to obtain an "A" rating. In addition, the obligation to purchase any of the Securities will be suspended if the Company does not reasonably demonstrate its ability to pay interest or cash dividends, as the case may be, on the Securities. WMX's obligations will also be suspended during any period in which the Company obtains and maintains an "A" rating and will be reduced to the extent that the purchase of a lesser amount of Securities will allow the Company to obtain or maintain such a rating. Any Securities issued to WMX will be subject to mandatory repayment or redemption in equal annual installments during the 25 years following their date of issuance, and they may be prepaid or redeemed by the Company, at its option, if the directors of the Company not affiliated with WMX or the Company conclude that such repayment or redemption is in the best interests of the Company and its stockholders. Any Securities redeemed or prepaid prior to August 12, 2008, will restore availability under the $200 million purchase obligation referred to above.

Master Support Agreement

          Under a Master Support Agreement between Resco Holdings Inc. ("Resco"), a wholly-owned subsidiary of the Company, and AlliedSignal Inc. ("AlliedSignal"), Resco is required to reimburse AlliedSignal for any credit support payments AlliedSignal is required to make under various credit support agreements with respect to trash-to-energy projects of Resco. In addition, Resco is required to maintain its Consolidated Tangible Net Worth (as defined in the Master Support Agreement) at an amount equal to $549.8 million, which amount is automatically increased (but not decreased) to 90% of Resco's Consolidated Tangible Net Worth at the end of each quarter. As of December 31, 1996, Resco was in compliance with this provision. Resco is prohibited from paying cash dividends or acquiring any shares of its capital stock if its Consolidated Tangible Net Worth is, or would as a consequence of such payment or acquisition be, less than the required amount. The Master Support Agreement also restricts the ability of Resco to subject its property or the properties of its subsidiaries to liens securing indebtedness for money borrowed or similar indebtedness and may require Resco, under certain circumstances, to refinance indebtedness of trash-to-energy projects for which AlliedSignal's credit support is provided. AlliedSignal is providing credit support in respect of one of the Company's trash-to-energy facilities pursuant to the Master Support Agreement, which support represents a potential exposure to AlliedSignal of less than $1.8 million.

Master Intercorporate Agreement

          In connection with the 1990 Merger, the Company, WMX and CWM entered into a Master Intercorporate Agreement. Among other things, the Company and WMX agreed to implement a cash management and working capital program under the agreement. The agreement was amended and restated in 1993 to modify certain aspects of the cash management program established thereunder and again in 1995 to extend the term of the $100 million funding commitment, as described below. Subject to certain restrictions specified in the agreement, WMX agreed to fund the Company's working capital requirements at rates equal to or lower than those the Company would otherwise be able to obtain on the open market. The Company may borrow up to $100 million from WMX through December 1997, with automatic annual renewal periods thereafter, pursuant to the Master Intercorporate Agreement, plus the amount of cash invested by the Company with WMX. The remaining obligations of WMX under the Master Intercorporate Agreement will terminate at the time that both (i) WMX does not own a majority of the capital stock of the Company and (ii) WMX does not exercise, prior to its expiration, the option to maintain majority ownership of the capital stock of the Company (as provided in the Master Intercorporate Agreement).

ACQUISITIONS AND DISPOSITIONS

          During 1996, the Company acquired a 42 megawatt, gas-fired cogeneration facility in Anderson, California and an 18 megawatt wood waste cogeneration facility in Martell, California. The consideration paid in these transactions was determined by direct negotiations with the owners of the acquired businesses. These acquisitions were not material to the Company's business as a whole.

          During 1996, the Company also acquired a 20% interest in Glegg Industries, Inc., a privately-held ultrapure water company ("Glegg"). In conjunction with divestiture of the water business described below, Glegg's majority owners acquired the right to repurchase Wheelabrator's interest before March 31, 1999, at the Company's original purchase price.

          In the fourth quarter, the Company completed the disposition to United States Filter Corporation ("U.S. Filter") of its industrial water process, manufacturing and custom-engineered systems businesses for $369.6 million in cash. Ten million dollars of the purchase price has been placed in escrow which will be released to the Company upon the receipt of certain approvals with respect to the transfer to U.S. Filter of a carbon regeneration facility which constituted a portion of the purchased assets. In conjunction with the sale, the parties also entered into a Business Development Agreement which provides that U.S. Filter will promote to its customers various of the Company's businesses in consideration of which the Company has agreed to pay to U.S. Filter an aggregate of $25 million over five years. The businesses that were sold provide a broad range of water and wastewater engineering, technology and systems, including the businesses located in the United States, The Netherlands, Singapore, Taiwan, Australia, England, France, Japan, Germany and Spain.

          In early 1997, the Company and U.S. Filter entered into a definitive agreement pursuant to which U.S. Filter agreed to purchase the Company's water privatization, industrial outsourcing and contract operations business. The purchase price is $77.4 million plus the aggregate amount of payments made to U.S. Filter under certain existing subcontracts between the Company and U.S. Filter. The purchase price is payable in the stock of U.S. Filter. The Company has agreed not to sell the stockprior to June 30, 1997. The Company anticipates liquidating such stock subsequent to that time. The Company and U.S. Filter have also entered into a Business Development Agreement which provides that U.S. Filter will promote to its customers various of the Company's businesses in consideration of which the Company has agreed to pay to U.S. Filter an aggregate of $5 million over three years. It is anticipated that this transaction will close in the second quarter of 1997. However, the closing of this transaction is conditioned upon numerous events and the Company can give no assurances that the conditions precedent will be met or met by such time.

EQUITY INVESTMENTS

Rust International Inc.

          The Company owns approximately 40% of the outstanding common stock of Rust, and the remaining shares are held by CWM (56%) and WMX (4%). Rust, through its subsidiaries, provides environmental and infrastructure engineering and consulting services and on-site industrial cleaning services. Rust also has an approximately 41% interest in NSC Corporation, a publicly traded provider of asbestos abatement and other specialty contracting services and an approximately 37% interest in OHM Corporation, a publicly traded provider of environmental remediation services. It has been announced that it is the intention of Rust to sell its domestic and international environmental and infrastructure engineering and consulting businesses. In June 1996, Rust sold its process engineering and construction business to Raytheon Engineering, Inc.; in September 1996, Rust sold its scaffolding services business to Brand Scaffold Services, Inc. for approximately $190 million and during 1996 and early 1997, Rust sold various industrial service businesses.

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

          Rust also has an international environmental and infrastructure engineering and consulting, process engineering and construction and related services business performing projects in various countries. In Europe, Rust has offices in the United Kingdom, Germany, Sweden and Turkey, and in the Asia-Pacific region, in Australia, Hong Kong, China, Singapore, Malaysia and Indonesia. In the Middle East and Africa, Rust also has offices in the United Arab Emirates, Saudi Arabia and South Africa. Rust's overseas operations provide such services to the World Bank and associated lending agencies, national, regional and local governments and to clients in the utility and industrial power and general manufacturing industries. In addition, Rust provides such services to WM International worldwide.

          Rust Industrial Services Inc.("RIS"), a subsidiary of Rust, performs a variety of types of industrial services -- water blasting, tank cleaning, explosives blasting, chemical cleaning, industrial vacuuming, catalyst handling and separation technologies --primarily for clients in the petrochemical, chemical, and pulp and paper industries, utilities and, to a lesser extent, the public sector. RIS assists clients in the nuclear and utility industries in solving electrical, mechanical, engineering and related technical services problems.

          Rust also provides hazardous, radioactive and mixed waste program and facilities management services primarily to the United States Department of Energy and other federal government agencies. Such services include waste treatment, storage, characterization and disposal and privatization services.

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

          WM International's business may broadly be characterized into two areas of activity, collection services and treatment and disposal services. The following table shows the derivation of WM International's revenues for the years indicated and includes revenue from construction of treatment or disposal facilities for third parties under "Treatment and Disposal Services":

                                        YEAR ENDED DECEMBER 31,
                                       --------------------------
                                         1994     1995     1996
                                       --------  -------  -------

    Collection Services..............       64%      64%      65%
    Treatment and Disposal Services..       36%      36%      35%

          The bulk of WM International's operations and revenues are derived from the acquisition from 1990 to 1995 of numerous companies and interests in Europe. However, with its acquisition goals largely completed, WM International has engaged in only a few additional small acquisitions since 1995 and has begun to dispose of certain operations which do not fit its long-term strategy.

          In accordance with its objective of maintaining a local identity, WM International, in certain cases, also operates through other companies or joint ventures in which WM International and its affiliates own less than a 100% interest. For example, WM International is a party to a joint venture with Wessex Water Plc, an English publicly traded company providing water treatment, water distribution, wastewater treatment and sewerage services ("Wessex"), to provide waste management and related services in the United Kingdom.

          WM International's revenue mix by country varies from year to year. Countries in which revenue exceeded 10% of WM International's consolidated total were: Italy (26%) and Germany (12%) in 1994, Italy (23%), Germany (14%), The Netherlands (11%) and The United Kingdom (11%) in 1995 and Italy (25%), the United Kingdom (12%), Germany (11%) and The Netherlands (11%) in 1996.

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

          Following a strategic assessment of the European markets, WM International intends to reduce its investment in France, Spain and Austria during 1997 through joint ventures or the sale of various operations within those countries. WM International intends to focus its resources on those markets in which it believes it can attain significant market share. WM International has also written off the investment in its hazardous waste disposal facility in Germany because recent regulatory changes have adversely affected its volumes. In addition, WM International has divested itself of the 20% interest it held in Wessex.

COLLECTION SERVICES

          Collection services include collection and transportation of solid, hazardous and medical wastes and recyclable material from residential, commercial and industrial customers. WM International provided collection services as of December 31, 1996, to governmental and private customers in ten European countries, Argentina, Australia and New Zealand. Business is obtained through public bids or tenders, negotiated contracts, and, in the case of commercial and industrial customers, direct contracts. WM International operates 318 collection and staging facilities and 76 waste transfer facilities.

          Residential solid waste collection is normally performed by WM International pursuant to municipal contracts. WM International has approximately 1,420 municipal contracts, serving more than 6.3 million residential properties. The scope, specifications, services provided and duration of such contracts vary substantially, with some contracts encompassing landfill disposal of collected waste, street-sweeping and other related municipal services. The largest number of municipal contracts held by WM International is in Italy where WM International services approximately 1.85 million residential properties. Pricing for municipal contracts is generally based on volume of waste, number and frequency of collection pick-up, and disposal arrangements. Longer-term contracts typically have formulae for periodic price increases or adjustments. WM International also provides curbside recycling services.

          Street, industrial premises, office and parking lot cleaning services are also performed by WM International, along with portable sanitation/toilet services for such occasions as outdoor concerts and special events.

          WM International's commercial and industrial solid and hazardous waste collection services are generally contracted for by individual establishments. In addition to solid waste collection customers, WM International provides services to small quantity waste generators, as well as larger petrochemical, pharmaceutical and other industrial customers, including collection of hazardous, chemical or medical wastes or residues. WM International has approximately 300,000 commercial and industrial customers. Contract terms and prices vary substantially among jurisdictions and types of customer. WM International also provides commercial and industrial recycling services.

TREATMENT AND DISPOSAL SERVICES

          Treatment and disposal services include processing of recyclable materials, operation of both solid and hazardous waste landfills, operation of municipal and hazardous waste incinerators, operation of a trash-to-energy facility, operation of water and wastewater treatment facilities, operation of hazardous waste treatment facilities and construction of treatment or disposal facilities for third parties. Treatment and disposal services are provided under contracts which may be obtained through public bid or tender or direct negotiation, and are also provided directly to other waste service companies. At December 31, 1996, WM International owned, operated or maintained 26 waste treatment facilities, 85 recycling and recyclables processing facilities, 8 incinerators and 56 landfills.

          Once collected, solid wastes may be processed in a recyclables processing facility for sale or other disposition for use in various applications. Unprocessed solid wastes, or the portion of the waste stream remaining after recovery of recyclable materials, require disposal, which may be accomplished through incineration (in connection with which the energy value may be recovered in a trash-to-energy facility) or through disposal in a solid waste landfill. The relative use of landfills versus incinerators differs from country to country and will depend on many factors, including the availability of land, geological and hydrological conditions, the availability and cost of technology and capital, and the regulatory environment. The main determinants of the disposal method are the disposal costs at local landfills, as incineration is generally more expensive, community preference and regulatory provisions.

          At present, in most countries in which WM International operates, landfilling is the predominant disposal method employed. WM International owns or operates solid waste landfills in Argentina, Australia, Brazil, Denmark, France, Germany, Hong Kong, Italy, New Zealand, Spain, Sweden and the United Kingdom. Landfill disposal agreements may be separate contracts or an integrated portion of collection or treatment contracts.

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

          WM International's trash-to-energy incinerator in Hamm is a German-designed plant and the only privately operated trash-to-energy facility in Germany. It is among the first trash-to-energy facilities to fully comply with that country's stringent air pollution requirements. The facility serves the household and commercial solid waste incineration needs of a population of approximately 600,000 in Hamm and nearby towns. Under its current permits, the facility is able to produce 18 megawatts per hour of steam-generated electricity and sold approximately 49,000 megawatt hours to the local power grid in 1996.

          In 1992, WM International entered into a contract with the County of Gutersloh, Germany to design, construct, own and operate a trash-to-energy facility. The facility is designed to convert 268,000 metric tons per year of municipal waste and sewage sludge into energy. During 1995, WM International's permit application to develop and operate the Gutersloh facility was denied. WM International believes it is entitled to the permit and is appealing the denial. During 1996, WM International and the County discussed the viability of the project, as well as the County's ability to terminate the operations and lease agreements for the project site, which WM International opposes unless there is adequate compensation. WM International also operates seven small conventional municipal solid and other waste incineration facilities. WM International and the Company have also formed a joint venture to develop trash-to-energy projects outside Germany, Italy and North America.

          WM International owns or operates hazardous waste treatment facilities in Finland, France, Germany, Hong Kong, Indonesia, Italy, The Netherlands, Spain, Sweden and the United Kingdom and has entered into agreements with respect to the development of hazardous waste treatment facilities in Argentina and Thailand.

          WM International operates facilities in Hong Kong which are owned by the Hong Kong government. Control of the Hong Kong government passes to The People's Republic of China in 1997. WM International is unable to predict what impact, if any, this change will have on its operation in Hong Kong.

EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below are the names and ages of the Company's executive officers (as defined by the regulations of the Securities and Exchange Commission), the principal positions they hold with the Company and with WMX and its affiliates as of March 1, 1997, and summaries of their business experience. Experience shown with the Company includes experience with a predecessor of the Company prior to the August 1989 merger of such predecessor into Resco. Executive officers are elected by the Board of Directors and serve at the discretion of the Board. Dean L. Buntrock, the Company's Chairman, is also an executive officer of WMX and certain of its affiliates other than the Company and devotes a majority of his working time to his responsibilities in such other capacities. However, the Company anticipates that he will devote sufficient time and attention to the Company's business as reasonably may be required to fulfill the duties of his office.


NAME AND TITLE               AGE  BUSINESS EXPERIENCE
--------------               ---  -------------------

Dean L. Buntrock,...........  65  A director since 1988 and Chairman of the
  Chairman of the Board           Board since March 1997.  Director and
                                  Chairman of the Board of WMX since 1968 and
                                  Chief Executive Officer of WMX from 1968
                                  until June 1996  and from February 1997 to
                                  the present.  Mr. Buntrock is also a director
                                  of  Boston Chicken, Inc. and WM International.


John M. Kehoe, Jr...........  63  A director of the Company since May 1996.
  President and Chief             Appointed Chief Executive Officer in January
  Executive Officer               1997.  President and Chief Operating Officer
                                  of the Company since January 1993.  Vice
                                  President of the Company from December 1991
                                  through December 1992.  President of
                                  Wheelabrator Environmental Systems Inc.
                                  ("WESI"), a subsidiary of the Company, from
                                  November 1990. Managing Director of the
                                  Company from June 1988 to November 1990.

Robert J. Gagalis...........  42  Vice President, Chief Financial Officer and
  Vice President, Chief           Treasurer since January 1997.  Vice President
  Financial Officer and           Finance in the Energy Line of Business from
  Treasurer                       March 1996 to January 1997 and Staff Vice
                                  President, Corporate Development from August
                                  1994 to March 1996.  Director of Corporate
                                  Development from August 1993 to August 1994.
                                  Vice President and Chief Financial Officer of
                                  Signal Capital Corporation for 1986 to 1993.

Richard S. Haak, Jr. ........ 42  Controller of the Company since November 1993
  Vice President                  and a Vice President since March 1997.  Vice
  and Controller                  President and Controller-Operations of WESI
                                  from September 1987 until November 1993.


Lawrence W. Plitch........... 46  Vice President and General Counsel since
  Vice President and              January 1997.  Vice President and General
  General Counsel                 Counsel of WESI from 1994 to 1997.  Vice
                                  President and Deputy General Counsel of WESI
                                  from 1992 to 1994 and Assistant General
                                  Counsel of WESI from 1986 to 1992.

ITEM 2 -- PROPERTIES

          The Company owns the building and surrounding grounds comprising its principal executive offices, located at 4 Liberty Lane West, Hampton, New Hampshire 03842. The Company believes that its property and equipment are generally well maintained, in good operating condition and adequate for its present needs. The inability to renew any short-term real property lease by the Company or any of its subsidiaries would not have a material adverse effect on its results of operations. The Company regularly upgrades and modernizes facilities and equipment and expands its facilities as necessary.

          The following tables set forth the Company's principal facility locations in operation and their use (including those operated by the Company for others under long-term contracts or similar arrangements) as of December 31, 1996.

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

Projects in Operation
                             DESIGN       DESIGN
          PROJECT            OUTPUT      CAPACITY             COMMENTS
          -------            ------      --------             --------
  1.  Amarillo, Texas.......  N/A        3,500,000  Owned and operated since
      Coal Handling                            TPY  1976 by the Company and its
      Facility                                      predecessors.

  2.  Anderson,
      California............  42mW             N/A  Owned and operated by the
      Gas fired                                     Company since November
      Cogeneration                                  1996.
      Facility

  3.  Anderson,
      California............  6mW          210 TPD  Owned and operated by the
      Wood Waste                                    Company since mid-1993.
      Cogeneration Facility

  4.  Baltimore,
      Maryland..............  60mW       2,250 TPD  Owned and operated by the
      Trash-to-Energy                               Company from 1985 to 1988.
      Facility                                      Operated by the Company
      Owner: Ford Motor                             since 1988 under a
      Credit Company                                long-term lease expiring in
      ("Ford Credit")                               2007, with certain renewal
                                                    and purchase options.

  5.  Baltimore,
      Maryland..............  N/A         110 DTPD  Owned and operated by the
      Biosolids Dryer and                           Company since January 1995.
      Pelletizer (Back
      River Project)

  6.  Bridgeport,
      Connecticut...........  70mW       2,250 TPD  Operated since 1988 by the
      Trash-to-Energy                               Company under a long-term
      Facility                                      lease expiring in 2009,
      Owner:  Ford Credit                           with certain renewal and
                                                    purchase options.

  7.  Broward County,
      Florida...............  70mW       2,250 TPD  Owned and operated by the
      South Site                                    Company since mid-1991.
      Trash-to-Energy
      Facility


  8.  Broward County,
      Florida...............  70mW       2,250 TPD  Owned and operated by the
      North Site                                    Company since early 1992.
      Trash-to-Energy
      Facility

  9.  Claremont,
      New Hampshire.........  5mW          200 TPD  Owned and operated by the
      Trash-to-Energy                               Company since 1987.
      Facility

 10.  Concord, New
      Hampshire.............  14mW         575 TPD  Owned and operated by the
      Trash-to-Energy                               Company since 1989.
      Facility

11.   Earth, Texas..........  N/A    3,500,000 TPY  Owned and operated since
      Coal Handling                                 1982 by the Company and its
      Facility                                      predecessors.

12.   Falls Township,
      Pennsylvania..........  53mW       1,500 TPD  Owned and operated by the
      Trash-Energy Facility                         Company since August 1994.

13.   Frackville,
      Pennsylvania..........  47mW       1,700 TPD  Owned and operated by the
      Anthracite Culm                               Company since 1989.
      Cogeneration Facility

14.   Franklin, Ohio........  N/A          4.5 MGD  Owned and operated by the
      MCD Franklin                                  Company since July 1995
      Wastewater Treatment                          under a long-term contract
      Plant                                         expiring in 2015, with
                                                    certain renewal options.
                                                    This property is a part of
                                                    the discontinued operations
                                                    to be divested to U.S.
                                                    Filter.
15.   Hagerstown,
      Maryland..............  N/A          16 DTPD  Operated by the Company
      Biosolids Dryer and                           since late 1992 under a
      Pelletizer                                    lease expiring in 1998,
      Owner:  Hagerstown,                           with a renewal option.
      Maryland

16.   Gloucester
      County,
      New Jersey............  14mW         575 TPD  Owned and operated by the
      Trash-to-Energy                               Company since 1990.
      Facility

17.   Lisbon,
      Connecticut...........  13mW         500 TPD  Operated since January 1996
      Trash-to-Energy                               by the Company under a
      Facility                                      long-term contract expiring
      Owner: Eastern                                in 2020.
      Connecticut Resource
      Recovery Authority

18.   Martell,
      California............  18mW        800 DTPD  Operated by the Company
      Wood Waste                                    since February 1996.  Owned
      Cogeneration                                  and operated by the Company
      Facility                                      since May 1996.

19.   Millbury,
      Massachusetts.........  45mW       1,500 TPD  Operated by the Company
      Trash-to-Energy                               since 1987 under a
      Facility                                      long-term lease expiring in
      Owner:  Ford Credit                           2007, with certain renewal
                                                    and purchase options.


20.   New York, New York.....  N/A        300 DTPD  Owned and operated by the
      Biosolids Dryer and                           Company since mid-1993.
      Pelletizer

21.   North Andover,
      Massachusetts.......... 40mW       1,500 TPD  Owned and operated by the
      Trash-to-Energy                               Company since 1985.
      Facility

22.   Norwalk,
      California............. 28mW             N/A  Operated by the Company
      Gas Cogeneration                              since 1988 under a lease
      Facility                                      expiring in 2008, with an
      Owner:  Signal                                option to buy, subject to
      Capital Corporation                           prior rights of the State
                                                    of California to purchase
                                                    the lease and the facility
                                                    after 2003.
23.   Pinellas
      County, Florida........ 5mW        3,000 TPD  Operated by the Company
      Trash-to-Energy                               since 1983 under a
      Facility                                      long-term contract expiring
      Owner:  Pinellas                              in 2003.
      County, Florida

24.   Polk County, Florida... 40mW       1,000 TPD  Owned and operated since
      Urban Wood                                    August 1995 by a
      Waste-to-Energy                               partnership in which the
      Facility                                      Company owns an 81%
                                                    interest.

25.   Saugus,
      Massachusetts.......... 40mW       1,500 TPD  Operated by the Company
      Trash-to-Energy                               since 1975; wholly-owned by
      Facility                                      the Company since 1987.

26.   Shasta County,
      California............. 49mW       2,400 TPD  Operated by the Company
      Wood Waste Small Power                        since 1988 under a
      Production Facility                           long-term lease expiring in
      Owner:  Ford Credit                           2007, with renewal and
                                                    purchase options.

27.   Sherman                 18mW         800 TPD  Operated by a partnership
      Station, Maine.........                       in which the Company has a
      Wood Waste                                    60% interest since 1986.
      Cogeneration Facility                         Leased by the Company under
      Owner:  Chrysler                              a long-term contract
      Financial                                     expiring in 2006, with
      Corporation                                   renewal and purchase
                                                    options.

28.   Spokane, Washington.... 26mW         800 TPD  Operated by the Company
      Trash-to-Energy                               since late 1991 under a
      Facility                                      long-term contract expiring
      Owner:  City of                               in 2011.
      Spokane,
      Washington


29.   Tampa, Florida......... 20mW       1,000 TPD  Operated by the Company
      Trash-to-Energy                               since 1988 under a
      Facility                                      long-term contract expiring
      Owner:  City of                               in 2005.
      Tampa, Florida

30.   Westchester County,
      New York............... 60mW       2,250 TPD  Owned and operated since
      Trash-to-Energy                               1984 by Westchester Resco
      Facility                                      Company L.P. ("Westchester
                                                    Resco") (1)

---------------------
 (1) Westchester Resco is a limited partnership, 75% held by the Company, and 25% held indirectly by John Hancock Mutual Life Insurance Co. as a limited partner.

Project Under Construction

                             DESIGN            DESIGN
       PROJECT               OUTPUT           CAPACITY         COMMENTS
       -------               ------           --------         --------
Baltimore, Maryland             N/A           110 DTPD       Owned by the
Biosolids Dryer and                                          Company.
 Pelletizer (Patapsco                                        Construction
 Project)                                                    expected to be
                                                             completed in
                                                             mid-1997.

KEY: mW--Megawatts  DTPD--Dry Tons Per Day  TPD--Tons Per Day
TPY--Tons Per Year  MGD--Millions of Gallons Per Day

Non-Project Facilities

          Set forth below is a list of all of the primary non-project facilities owned by the Company as of December 31, 1996, and each of the principal plants and offices leased by the Company as of that date. Such list does not purport to be a complete list of all of the Company's leased properties.

LOCATION                        SITE USE          NATURE OF INTEREST
--------                        --------          ------------------
Annapolis, Maryland             Offices           Lease
Hampton, New Hampshire          Offices           Own
Pittsburgh, Pennsylvania        Offices           Lease

ITEM 3 -- LEGAL PROCEEDINGS

          The business in which the Company is engaged is intrinsically connected with the protection of the environment and involves the potential for the discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action in which governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in proceedings relating to the Company's compliance with various environmental laws and regulations. At December 31, 1996, the Company was not involved in any proceedings where it is believed that sanctions involved may exceed $100,000.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to the Company's security holders during the fourth quarter of 1996.

                                      PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Common Stock is traded on The New York Stock Exchange under the symbol "WTI." The table below sets forth by quarter, for the last two years, the high and low sales prices of the Common Stock on The New York Stock Exchange Composite Tape as reported by The Wall Street Journal (Midwest Edition) and also shows the cash dividends declared per share during such periods:

                             Market Price
                            --------------       Cash Dividends
                            High       Low     Declared Per Share
                            ----       ---     ------------------
          1995
          ----
          First Quarter    $17-1/2   $12-1/2            --
          Second Quarter    15-3/4    13-5/8         $0.11
          Third Quarter     17        14-1/4            --
          Fourth Quarter    16-3/4    14                --


          1996
          ----
          First Quarter    $17-1/2   $14-3/4            --
          Second Quarter    17-1/8    14-3/4         $0.12
          Third Quarter     15-1/2    13-7/8            --
          Fourth Quarter    16-3/4    14-3/4            --

          The approximate number of holders of record of Common Stock as of March 19, 1997 was 14,770.

          During 1996, the Board of Directors declared, and the Company paid, an annual dividend in the amount of $0.12 per share. Future cash dividends will be considered by the Board of Directors based upon the Company's earnings and financial position and such other business considerations as the Board of Directors considers relevant.

          In February 1997, the Company announced that the Board of Directors had authorized the repurchase of up to 30 million shares of Common Stock from time to time during 1997 and 1998 in the open market, in privately negotiated transactions or through issuer tender offers. During 1996, the Company repurchased a total of 19,117,200 shares.

ITEM 6 -- SELECTED FINANCIAL DATA

          The following selected consolidated financial information for each of the five years in the period ended December 31, 1996, is derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is incorporated by reference in this report. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements, and the related Notes, and the other financial information filed as exhibits to this report and incorporated herein by reference.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED SELECTED FINANCIAL DATA
                     ------------------------------------
                    (000s omitted except per share amounts)

                                                         Years Ended December 31,
                                       ------------------------------------------------------------
                                          1992        1993         1994         1995        1996
RESULTS OF OPERATIONS
Revenue                                $1,230,983  $  828,520   $  926,879   $  956,088  $  952,312
Income from continuing
  operations                              173,342     142,938      150,724      134,283     109,454
Net income                                134,152     163,102      184,895      137,858      6 ,498
Weighted average common and common
  equivalent shares outstanding           188,200     188,900      189,900      185,000     169,400
Earnings per common and common
  equivalent share:
  Income from continuing operations    $     0.92  $     0.76   $     0.79   $     0.73  $     0.65
  Net income                                 0.71        0.86         0.97         0.75        0.04
Dividends declared per common share          0.04        0.08         0.10         0.11        0.12

FINANCIAL CONDITION (at year end)
Total assets                           $2,905,015  $2,980,787   $3,101,547   $3,069,907  $3,051,419
Working capital                           206,270     (14,638)     (48,067)      32,286     186,480
Long-term debt                            857,330     776,731      734,890      703,855     800,153
Stockholders' equity                    1,039,343   1,286,838    1,424,882    1,450,265   1,150,516

----------------------------
 . Certain prior period amounts have been reclassified to conform with the current year presentation.

 . 1992 income from continuing operations includes a $47.0 million nontaxable gain related to the initial public offering of shares by WM International.

 . 1992 net income includes one-time charges of $42.2 million related to the adoption of two new financial accounting standards: Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

 . Beginning in 1993, the Company no longer consolidates the financial results of certain businesses contributed to form, in part, Rust. Revenue from the contributed businesses amounted to approximately $554.7 million in 1992. Beginning in 1993, the Company's share of Rust's net income is included in equity in earnings of affiliates. See Note 3 of the Notes to Consolidated Financial Statements.

 . 1993 income from continuing operations includes a $7.7 million nontaxable gain related to issuance of stock by Rust and a $6.5 million increase in the income tax provision due to revaluing deferred income taxes as a result of the enactment of the Omnibus Budget Reconciliation Act of 1993.

 . 1993, 1994, 1995 and 1996 net income includes equity income from discontinued operations of Rust of $21.3 million, $19.6 million, $19.9 million, and $4.0 million, respectively. It is not practical to restate periods prior to 1993 for these discontinued operations. Net income for 1995 and 1996 also includes a $30.1 million and $115.0 million, respectively, of charges for the Company's equity in Rust's provision for loss on the disposal of discontinued operations. See Note 3 of the Notes to Consolidated Financial Statements.

  . 1995 and 1996 income from continuing operations includes a reduction in equity income of $25.6 million and $43.3 million, respectively, related to special charges recorded by WM International. See Note 3 of the Notes to Consolidated Financial Statements.

  . During 1995 and 1996, the weighted average common and common equivalent shares outstanding decreased due to stock repurchases. See Note 5 of the Notes to Consolidated Financial Statements.

  . During the fourth quarter of 1996, the Company began implementing a plan to divest its water business. Accordingly, these businesses have been segregated as discontinued operations in the financial statements. See
     Note 3 of the Notes to Consolidated Financial Statements.

                ----------------------------------------------

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 6 through 11 of the Company's 1996 Annual Report to Stockholders (the "Annual Report") which discussion is filed as an exhibit to this report and incorporated herein by reference.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The Consolidated Balance Sheets as of December 31, 1995 and 1996, Consolidated Statements of Income, Cash Flows and Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1996, and the Notes to Consolidated Financial Statements set forth on pages 12 through 26 of the Annual Report are filed as an exhibit to thisreport and incorporated herein by reference.

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

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors. The information appearing under the caption "Election of Directors" on pages 2 through 4 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 1997 (the "Proxy Statement"), is incorporated herein by reference.

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

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the caption "Certain Transactions and Other Matters" on pages 17 through 24 of the Proxy Statement is incorporated herein by reference.


                                      PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (A)   (1) FINANCIAL STATEMENTS:

        The following financial statements and supplementary data of the Company are filed as an exhibit hereto and incorporated herein by reference:

         (i) Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996.
         (ii)  Consolidated Balance Sheets as of December 31, 1995 and 1996.
         (iii) Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.
         (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996.
         (v)   Notes to Consolidated Financial Statements.
         (vi)  Report of Independent Public Accountants - Arthur Andersen LLP.

          (2) SCHEDULES:

          All schedules have been omitted since they are not applicable, not required, or the information is included in the above-referenced financial statements or notes thereto.

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

------------------------
      * In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

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

(xi) Wheelabrator Technologies Inc. Corporate Incentive Bonus Plan (as amended and restated as of March 13, 1995) (incorporated by reference to Exhibit 10.38 to the registrant's 1994 annual report on Form 10-K).

(xii) Wheelabrator Technologies Inc. Long Term Incentive Plan (as amended and restated as of March 14, 1994) (incorporated by reference to Exhibit
         10.40 to the registrant's 1993 annual report on Form 10-K).

(xiii) Retirement Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 10.32 to the registrant's 1988 annual report on Form 10-K).

(xiv) Amendment, dated as of September 7, 1990, to the Retirement Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 19.01 to the registrant's 1990 annual report on Form 10-K).

(xv) Amendment, dated June 10, 1991, to the Retirement Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 19.01 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

(xvi) 1991 Stock Option Plan for Non-Employee Directors ("1991 Directors Plan") of the registrant adopted June 10, 1991 (incorporated by reference to Exhibit 19.04 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

(xvii) Amendment to 1991 Directors Plan dated as of December 22, 1993 (incorporated by reference to Exhibit 10.46 to the registrant's 1993 annual report on Form 10-K).

(xviii) Amendment to 1991 Directors Plan dated as of August 29, 1994 (incorporated by reference to Exhibit 10 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994).

(xix) 1992 Stock Option Plan of the registrant (incorporated by reference to Exhibit 10.45 to the registrant's 1991 annual report on Form 10-K).

(xx) Wheelabrator Technologies Inc/Rust International Inc Supplemental Benefit Plan (as amended and restated effective January 1, 1995) (incorporated by reference to Exhibit 4.15 to the registrant's registration statement on Form S-8, Reg. No. 33-64431).

(xxi) First Amendment effective as of May 20, 1996 to the Wheelabrator Technologies Inc /Rust International Inc. Supplemental Benefit Plan.

(xxii) Second Amendment effective December 2, 1996 to the Wheelabrator Technologies Inc./Rust International Inc. Supplemental Benefit Plan.


         (B) REPORTS ON FORM 8-K:

          During the fiscal quarter ended December 31, 1996, the Company filed a Report dated December 2, 1996, on Form 8-K reporting under Item 2 that the Company (i) had completed its disposition to United States Filter Corporation ("U.S. Filter") of its industrial water process, manufacturing and custom-engineered businesses for $369,600,000 in cash and (ii) had entered into a Business Development Agreement with U.S. Filter. As a part of the Report, the Company filed the following pro forma financial information:

(i) Wheelabrator Technologies Inc. and Subsidiaries Condensed Consolidated Balance Sheet and associated notes as of September 30, 1996 (Unaudited).
(ii) Wheelabrator Technologies Inc. and Subsidiaries Condensed Consolidated Statement of Income and associated notes for the nine months ended September 30, 1996 (Unaudited).
(iii) Wheelabrator Technologies Inc. and Subsidiaries Condensed Consolidated Statement of Income and associated notes for the year ended December 31, 1995 (Unaudited).

          In addition, during the fiscal quarter ended December 31, 1996, the Company filed a Report dated December 18, 1996, on Form 8-K reporting under Item 5 that the Company had issued a press release announcing that WM International had reached an agreement to sell its equity investment in Wessex Water plc. No financial statements were filed with the report.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oak Brook, Illinois on the 26th day of March, 1997.


                                   WHEELABRATOR TECHNOLOGIES INC.

                                   By /s/ JOHN M. KEHOE, JR.
                                      ----------------------
                                      JOHN M. KEHOE, JR.
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           Name                      Title                 Signature             Date
           ----                      -----                 ---------             ----
     Dean L. Buntrock        Director, Chairman of   /s/  DEAN L. BUNTROCK       March 26, 1997
                             the Board               ---------------------
                                                     Dean L. Buntrock

     John M. Kehoe, Jr.      Director, President     /s/  JOHN M. KEHOE, JR.     March 26, 1997
                             and Chief Executive     -----------------------
                             Officer                 John  M. Kehoe, Jr.

     Robert Gagalis          Vice President,         /s/ ROBERT GAGALIS          March 26, 1997
                             Treasurer and Chief     ------------------
                             Financial Officer       Robert Gagalis

     Richard S. Haak, Jr.    Vice President,         /s/ RICHARD S. HAAK, JR.    March 26, 1997
                             Controller and          ------------------------
                             Principal Accounting    Richard S. Haak, Jr.
                             Officer
     Kay Hahn Harrell        Director                /s/ KAY HAHN HARRELL        March 26, 1997
                                                     --------------------
                                                     Kay Hahn Harrell

     Donald F. Flynn         Director                /s/ DONALD F. FLYNN         March 26, 1997
                                                     -------------------
                                                     Donald F. Flynn

     James E. Koenig         Director                /s/ JAMES E. KOENIG         March 26, 1997
                                                     -------------------
                                                     James E. Koenig

     Paul M. Meister         Director                /s/ PAUL M. MEISTER         March 26, 1997
                                                     -------------------
                                                     Paul M. Meister

     Edward J. Noha          Director                /s/ EDWARD J. NOHA          March 26, 1997
                                                     ------------------
                                                     Edward J. Noha

     Manuel Sanchez          Director                /s/ MANUEL SANCHEZ          March 26, 1997
                                                     ------------------
                                                     Manuel Sanchez

     Thomas P. Stafford      Director                /s/ THOMAS P. STAFFORD      March 26, 1997
                                                     ----------------------
                                                     Thomas P. Stafford

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

            2.03 Amended and Restated Purchase and Sale Agreement between the Company and United States Filter Corporation, dated as of September 14, 1996 (incorporated by reference to Exhibit 2.1 to the registrant's report on Form 8-K dated December 2,
                             1996).

            2.04 Agreement and Amendment between Company and United States Filter Corporation, dated as of December 2, 1996 (incorporated by reference to Exhibit 2.2 to the registrant's report on Form 8-K dated December 2, 1996).

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

            3.03 By-Laws of the registrant as amended through January 30, 1997 .

            4.               None.

            5.               Inapplicable.

            6.               Inapplicable.

            7.               Inapplicable.

            8.               Inapplicable.

            9.               None.

            10.01 Master Support Agreement, dated as of February 26, 1986, among AlliedSignal Inc.

---------------------
*In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

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

            10.06 Amendment No. 2 dated as of November 15, 1995 to Land Option Agreement (incorporated by reference to Exhibit 10.06 to the registrant's 1995 annual report on Form 10-K).

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

            10.34 Amendment, dated as of September 7, 1990, to the Retirement Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit
                             19.01 to the registrant's 1990 annual report on Form 10-K).

            10.35 Amendment, dated June 10, 1991, to the Retirement Plan for Non-Employee Directors of the registrant (incorporated by reference to Exhibit 19.01 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

            10.36 1991 Stock Option Plan for Non-Employee Directors of the registrant ("1991

                             Directors Plan") adopted June 10, 1991
                             (incorporated by reference to Exhibit 19.04 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1991).

            10.37 Amendment to 1991 Directors Plan dated as of December 22, 1993 (incorporated by reference to
                             Exhibit 10.46 to the registrant's 1993 annual
            10.38            report on Form 10-K).

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

            10.40 Rust Intercorporate Services Agreement ("Rust Intercorporate Services Agreement"), dated as of January 1, 1993, by and among the registrant, Rust International Inc. ("Rust"), WMX and CWM (incorporated by reference to Exhibit 10.42 to the registrant's 1992 annual report on Form 10-K).

            10.41 Amendment No. 1 dated as of August 10, 1993 to Rust Intercorporate Services Agreement (incorporated by reference to Exhibit 10.49 to the registrant's 1993 annual report on Form 10-K).

            10.42 Amendment No. 2 dated as of August 25, 1995 to Rust Intercorporate Services Agreement (incorporated by reference to Exhibit 10.42 to the registrant's 1995 annual report on Form 10-K).

            10.43 Amendment No. 3 dated as of December 31, 1995 to Rust Intercorporate Services Agreement (incorporated by reference to Exhibit 10.43 to the registrant's 1995 annual report on Form 10-K).

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

            10.51 Wheelabrator Technologies Inc/Rust International Inc Supplemental Benefit Plan, (as amended and restated effective January 1, 1995) (incorporated by reference to Exhibit 4.15 to the registrant's registration statement on Form S-8, Reg. No. 33-64431

            10.52 First Amendment effective as of May 20, 1996 to the Wheelabrator Technologies Inc /Rust International Inc. Supplemental Benefit Plan.

            10.53 Second Amendment effective December 2, 1996 to the Wheelabrator Technologies Inc./Rust International Inc. Supplemental Benefit Plan.

            11.              None.

            12.              None.

            13.1 Management's Discussion and Analysis of Financial Condition and Results of Operations.

            13.2 Consolidated Financial Statements, Supplementary Data and Report of Independent Public Accountants.

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

           23                Consent of Arthur Andersen LLP.

           24.               None.

           25.               Inapplicable.

           26.               Inapplicable.

           27.               Financial Data Schedule.

           28.               None.

           99.               None.