Form 10-Q
period 1997-03-31
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1997-05-08
CIK 790159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

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

                         YES     X        NO
                             --------         --------



Shares of Registrant's Common Stock, $0.01 par value, issued and outstanding at
                          April 30, 1997:  156,502,027

================================================================================

                        WHEELABRATOR TECHNOLOGIES INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1997
                     ------------------------------------



                                     INDEX
                                     -----


                                                                         PAGE NO.
                                                                         --------
Part I.  Financial Information:

Item 1 - Financial Statements


    Consolidated Balance Sheets as of December 31, 1996, and March 31, 1997.   1

    Consolidated Statements of Income for the Three Months Ended
      March 31, 1996 and 1997...............................................   2

    Consolidated Statements of Cash Flows for the Three Months Ended
      March 31, 1996 and 1997...............................................   3

    Consolidated Statements of Changes in Stockholders' Equity for the
      Three Months Ended March 31, 1996 and 1997............................   4

    Notes to Consolidated Financial Statements..............................   5

Item 2 - Management's Discussion and Analysis of Results of
    Operations and Financial Condition .....................................  10


Part Ii.  Other Information:

Item 1 - Legal Proceedings..................................................  20
Item 6 - Exhibits and Reports on Form 8-K...................................  20
SIGNATURE...................................................................  21
Exhibit Index...............................................................  22


                        PART I.  FINANCIAL INFORMATION

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (000s omitted, except share amounts)
                                  (unaudited)


                                                            December 31,     March 31,
                                                                1996           1997
--------------------------------------------------------------------------------------


                                    ASSETS
                                    ------


Current assets:
  Cash and cash equivalents...............................  $  306,072      $  312,178
  Receivables, net of allowance of $5,094 in 1996
   and $3,654 in 1997.....................................     123,164         124,590
  Costs and earnings in excess of billings................      10,632          18,695
  Other current assets....................................      72,148          73,888
                                                            ----------      ----------
    Total current assets..................................     512,016         529,351

Property, plant and equipment, net........................   1,561,925       1,546,752
Cost in excess of net assets of acquired businesses, net..      63,707          63,190
Investments in affiliates.................................     484,141         472,023
Net assets of discontinued operations.....................      54,776          54,980
Other assets..............................................     374,854         364,859
                                                            ----------      ----------
      Total assets........................................  $3,051,419      $3,031,155
                                                            ==========      ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Current maturities of long-term debt....................  $   35,832      $   35,980
  Accounts payable........................................      37,084          50,116
  Accrued liabilities.....................................     236,426         197,651
  Advance payments on contracts...........................      16,194          22,702
                                                            ----------      ----------
    Total current liabilities.............................     325,536         306,449

Long-term debt............................................     800,153         796,226
Deferred income taxes.....................................     445,582         443,770
Deferred income...........................................      67,678          65,872
Other long-term liabilities...............................     261,954         253,507

Commitments and contingencies.............................

Stockholders' equity:
  Preferred stock, par value $1.00 per share,
   50,000,000 shares authorized, none
   issued or outstanding..................................           -               -
  Common stock, par value $0.01 per share,
   500,000,000 shares authorized, 189,545,407 shares
   issued in 1996 and 1997................................       1,895           1,895
  Capital in excess of par value..........................     875,584         875,123
  Cumulative translation adjustments......................      (4,721)        (20,002)
  Treasury stock at cost;  28,094,425 shares in 1996
   and 28,700,080 shares in 1997..........................    (436,306)       (444,071)
  Retained earnings.......................................     714,064         752,386
                                                            ----------      ----------
    Total stockholders' equity............................   1,150,516       1,165,331
                                                            ----------      ----------
      Total liabilities and stockholders' equity..........  $3,051,419      $3,031,155
                                                            ==========      ==========


     The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                   (000s omitted, except per share amounts)
                                  (unaudited)



                                                                    1996       1997
-----------------------------------------------------------------------------------
Revenue.......................................................  $219,470   $248,164

Operating expenses............................................   141,469    171,259
Selling and administrative expenses...........................    10,990      9,997
Interest expense..............................................    13,458     12,976
Interest income...............................................    (1,737)    (4,495)
Equity in earnings of affiliates..............................    (3,725)    (3,172)
Other expense, net............................................       755        850
                                                                --------   --------
  Income from continuing operations before income taxes.......    58,260     60,749

Income tax provision..........................................    21,510     22,427
                                                                --------   --------

  Income from continuing operations...........................    36,750     38,322

Discontinued operations:
  Income from discontinued operations less applicable income
    taxes of $2.1 million in 1996.............................     2,495          -
  Equity income from Rust discontinued operations.............     1,325          -
                                                                --------   --------

    Net income................................................  $ 40,570   $ 38,322
                                                                ========   ========
Weighted average common and common
  equivalent shares outstanding...............................   179,600    161,900
                                                                ========   ========

Earnings per common and common equivalent share:

  Continuing operations.......................................     $0.21      $0.24
  Income from discontinued operations.........................      0.01          -
  Equity income from Rust discontinued operations.............      0.01          -
                                                                   -----      -----

    Net income................................................     $0.23      $0.24
                                                                   =====      =====


   The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                (000s omitted)
                                  (unaudited)

                                                           1996       1997
--------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income...........................................  $ 40,570   $ 38,322
Adjustments to reconcile net income to cash flows
 from operating activities:
  Depreciation and amortization......................    26,253     23,329
  Deferred income taxes..............................    13,815     (1,941)
  Undistributed earnings of affiliates...............    (3,725)    (3,172)
  Equity in discontinued operations..................    (1,325)         -
  Changes in assets and liabilities, net of
   effects of acquired businesses:
    Receivables, net.................................   (18,578)    (1,392)
    Costs and earnings in excess of billings.........       584     (3,563)
    Other current assets.............................     2,638       (746)
    Accounts payable and accrued liabilities.........   (13,253)   (36,675)
    Advance payments on contracts....................     5,906      2,008
    Other long-term liabilities......................    (8,538)    (9,260)
  Other, net.........................................     2,971        889
                                                       --------   --------
  Net cash provided by operating activities..........    47,318      7,799
                                                       --------   --------

INVESTING ACTIVITIES:
Capital expenditures.................................   (14,162)    (6,024)
Investments held by trustees.........................       (97)     4,215
Cash paid for acquisitions, net of acquired cash.....    (1,500)         -
Other, net...........................................     2,721      1,708
                                                       --------   --------
  Net cash used for investing activities.............   (13,038)      (101)
                                                       --------   --------

FINANCING ACTIVITIES:
Additions to long-term debt..........................         -     13,920
Repayments of long-term debt.........................    (3,912)   (17,684)
Proceeds from exercise of stock options..............     1,841      1,412
Stock repurchase program.............................   (48,408)         -
Other, net...........................................       822        760
                                                       --------   --------
  Net cash used for financing activities.............   (49,657)    (1,592)
                                                       --------   --------

Net increase(decrease) in cash and cash equivalents..   (15,377)     6,106
Cash and cash equivalents at beginning of period.....    54,003    306,072
                                                       --------   --------
Cash and cash equivalents at end of period...........  $ 38,626   $312,178
                                                       ========   ========

Supplemental disclosure:
  Interest paid, net of amounts capitalized..........  $  8,668   $  8,644
                                                       ========   ========
  Income taxes paid..................................  $  2,531   $ 51,075
                                                       ========   ========




  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                     (000s omitted, except share amounts)
                                  (unaudited)


                                        Capital in    Cumulative
                                Common   Excess of    Translation    Treasury     Retained
                                 Stock   Par Value    Adjustment       Stock      Earnings       Total
--------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1995             $1,895    $876,595     $ (9,986)    $(146,494)    $728,255    $1,450,265

Net income                          --          --           --            --       40,570        40,570
Foreign currency
  translation                       --          --       (1,372)           --           --        (1,372)
Exercise of
  stock options                     --        (460)          --         2,301           --         1,841
Tax benefit from
  stock options                     --         284           --            --           --           284
Stock repurchases
  (2,992,100 shares)                --          --           --       (48,408)          --       (48,408)
                                ------    --------     --------     ---------     --------    ----------
Balance,
  March 31, 1996                $1,895    $876,419     $(11,358)    $(192,601)    $768,825    $1,443,180
                                ======    ========     ========     =========     ========    ==========

Balance,
  December 31, 1996             $1,895    $875,584     $ (4,721)    $(436,306)    $714,064    $1,150,516

Net income                          --          --           --            --       38,322        38,322
Foreign currency
  translation                       --          --      (15,281)           --           --       (15,281)
Exercise of
  stock options                     --        (836)          --         2,248           --         1,412
Tax benefit from
  stock options                     --         375           --            --           --           375
Stock repurchases
  (762,900 shares)                  --          --           --       (10,013)          --       (10,013)
                                ------    --------     --------     ---------     --------    ----------
Balance,
  March 31, 1997                $1,895    $875,123     $(20,002)    $(444,071)    $752,386    $1,165,331
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

Wheelabrator is a majority-owned subsidiary of WMX Technologies, Inc. ("WMX"). Wheelabrator and WMX are parties to a Master Intercorporate Agreement that provides, among other things, for Wheelabrator to lend excess cash to WMX at interest rates at least as favorable as those Wheelabrator could otherwise obtain. Under the terms of this agreement, in the event the Company requires short-term cash for the conduct of its business and operations, WMX will make available to Wheelabrator such amounts as Wheelabrator requires, up to a total of $100.0 million in excess of amounts loaned by Wheelabrator to WMX. At March 31, 1997, cash and cash equivalents included approximately $305.7 million of net investments with WMX under the terms of this agreement.

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

NOTE 2 - ACQUISITIONS AND DIVESTITURES

ACQUISITIONS: No acquisitions were made during the first quarter of 1997. During the first quarter of 1996, the Company acquired wastewater treatment operating contracts for $1.5 million. These operating contracts, the proforma effect of which was immaterial, are part of the discontinued operations discussed below.

DISCONTINUED OPERATIONS: In November 1996, Wheelabrator sold its water-related equipment manufacturing and process systems businesses, including substantially all of the Company's foreign operations and also certain air pollution control units, to United States Filter Corporation ("U.S. Filter") for $369.6 million in cash. The related discussions also led to a definitive agreement with U.S. Filter in early 1997 to sell the Company's water and wastewater facility operations and privatization business. On April 3, 1997, the Company completed the sale of its water and wastewater operations and maintenance subsidiary for
2.3 million registered shares of U.S. Filter common stock. The discontinued businesses have been segregated and the accompanying consolidated balance sheets, statements of income and related footnote information have been restated. Wheelabrator expects to realize a gain on the water business divestiture that will be recognized in the second quarter.

Revenues of the discontinued businesses were $14.3 million in the first quarter of 1997 versus $120.1 million in the comparable 1996 period. Results of operations for the three months ended March 31, 1997, were not material and will be recognized as part of the gain to be recorded in the second quarter.

During 1995, Rust announced that it would sell or discontinue its process engineering, construction, specialty contracting and similar lines of business. In 1996, Rust announced that it also planned to divest its remaining domestic and international environmental and infrastructure engineering and consulting businesses. Accordingly, Wheelabrator has reported its 40 percent equity interest in the historical operating results of these businesses separately from continuing operations.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - COMMITMENTS AND CONTINGENCIES

In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld nonregulatory means by which municipalities may effectively control the flow of municipal solid waste. There can be no assurance that such alternatives to regulatory flow control will in every case be found to be lawful. The Company's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its solid waste regulatory flow control system, which was held to be unconstitutional, but stayed the injunction for as long as its ruling is on appeal plus an additional period of two years to enable the State to devise an alternative nondiscriminatory approach. On May 1, 1997, the Third Circuit Court of Appeals affirmed the District Court's ruling as to the unconstitutionality of New Jersey's flow control system, but vacated the lower court's two year "post-appeal" stay. However, the Court granted a continued stay for so long as any appeals are pending. This will delay the effect of the ruling until such time as the State has exhausted all of its appeal rights, including an appeal to the U.S. Supreme Court. The State is expected to enforce flow control during the stay period. In addition, the New Jersey legislature is now considering a bill to authorize counties and authorities, including the Gloucester County Improvement Authority, which administers the Company's franchise there, to implement a constitutionally permissible system of "economic flow control" designed to recover waste disposal costs incurred in reliance on the State's franchise system.

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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Within the next several years, the air pollution control systems at certain trash-to-energy facilities owned or leased by Wheelabrator most likely will be required to be modified to comply with more stringent air pollution control standards adopted by the United States Environmental Protection Agency in December 1995 for municipal waste combusters. The compliance dates will vary by facility, but all affected facilities will be required to be in compliance with the new rules by the end of the year 2000. Currently available technologies will be adequate to meet the new standards. Although the total expenditures required for such modifications are estimated to be in the $190-$230 million range, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements generally allow the Company to recover from customers the majority of incremental capital and operating costs.

As the states and the U.S. Congress have accelerated their consideration of ways in which economic efficiencies can be gained by deregulating the electric generation industry, some have argued that over-market power sales agreements entered into pursuant to the Public Utilities Regulatory Policies Act of 1978 ("PURPA") should be voidable as "stranded assets." The Company's power production facilities are qualifying facilities under PURPA and depend on the sanctity of their power sales agreements for their economic viability. Recent state and federal agency and court decisions have unanimously upheld the inviolate nature of these contracts. The Company believes that federal law offers strong protections to its PURPA contracts. However, there is a risk that future utility restructurings, court decisions and/or legislative or administrative action in this area will have a material and adverse effect on the business of the Company.

There are various lawsuits and claims pending against Wheelabrator that have arisen in the normal course of Wheelabrator's business and relate mainly to matters of environmental and product liability, personal injury, and property damage. The outcome of these matters is not presently determinable, but in the opinion of management, based on the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company. It is reasonably possible, however, that a change in the Company's estimate of its probable liability with respect to these matters could occur in the near-term.

NOTE 4 - ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share." This statement supersedes Accounting Principles Board Opinion No. 15. Primary EPS is replaced with a presentation

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. In addition, fully diluted EPS is replaced with diluted EPS. Diluted EPS gives effect to all common shares that would have been outstanding if all potentially dilutive securities (such as stock options) had been issued. FAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the opinion becomes effective, all prior periods presented must be restated. The computation of EPS in accordance with FAS No. 128 does not have a material impact on Wheelabrator's EPS calculation for the three months ended March 31, 1996 and 1997.

In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," which became effective in 1997. The SOP provides that environmental remediation liabilities should be accrued when the criteria of FAS No. 5, "Accounting for Contingencies," are met. Included in the SOP are benchmarks to aid in the determination of when such criteria are met and environmental remediation liabilities should be recognized. The SOP also provides that an accrual for environmental liabilities should include future costs of compensation and benefits for employees expected to devote a significant amount of time directly to the remediation effort. The adoption of SOP 96-1 did not have a material impact on Wheelabrator's financial statements since its previous accounting was in substantial compliance with the new standard.

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Wheelabrator Technologies Inc. ("Wheelabrator" or the "Company"), is primarily engaged in the ownership and operation of trash-to-energy, waste-fuel powered independent power, and biosolids pelletizer facilities as well as in providing biosolids land application services and air quality control equipment design and installation services. Wheelabrator is a majority-owned subsidiary of WMX Technologies, Inc. ("WMX") and holds minority interests in two other WMX-controlled subsidiaries: Waste Management International plc ("WM International") and Rust International Inc. ("Rust").

In November 1996, Wheelabrator sold its water-related equipment manufacturing and process systems businesses to United States Filter Corporation ("U.S. Filter") for $369.6 million in cash. The related discussions also led to a definitive agreement with U.S. Filter in early 1997 to sell the Company's water and wastewater facility operations and privatization business. On April 3, 1997, the Company completed the sale of its water and wastewater operations and maintenance subsidiary for 2.3 million registered shares of U.S. Filter common stock. The Company has agreed that it will not sell this stock until the earlier of the filing of U.S. Filter's Form 10-K with the Securities and Exchange Commission or June 30, 1997. Thereafter, the Company intends, subject to market conditions and other factors, to sell its U.S. Filter stock in open market and/or block trades. These businesses (collectively the "Water Business") have been accounted for as discontinued operations in the accompanying financial statements.

During 1995, Rust announced that it would sell or discontinue its process engineering, construction, specialty contracting and similar lines of business. In 1996, Rust announced that it also planned to divest its remaining domestic and international environmental and infrastructure engineering and consulting businesses. Wheelabrator's equity income from these businesses is included in discontinued operations.

The Company reorganized and streamlined its operating structure in conjunction with the Water Business divestiture. The biosolids pelletizer facilities, which have long-term contractual obligations, operating characteristics, customers, and capital requirements similar to trash-to-energy facilities, were integrated into the Company's energy plant operating organization. In light of this reorganization and the sale of the Water Business, the Company now reports its operating results in one industry segment. Wheelabrator's biosolids land application and air pollution control businesses, which are not significant, are also included in this segment. Quarterly results from prior years, during which the Company reported its results in two industry segments, Clean Energy and Clean Water, have been restated to conform to the current presentation.

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

On April 9, 1997, Wheelabrator announced the formation of a strategic alliance with Treated Water Outsourcing, a joint venture between U.S. Filter and Nalco Chemical Corporation, to enhance its marketing capabilities for outsourcing industrial energy infrastructure projects.

RESULTS OF OPERATIONS
---------------------

Consolidated revenue for the quarter ended March 31 was $248.2 million in 1997 compared with $219.5 million in 1996. Revenue in 1997 included $15.9 million of construction revenue related to the retrofit of Pinellas County, Florida's trash-to-energy facility and construction of a biosolids compost facility for Burlington County, New Jersey. There was no construction revenue in the first quarter of 1996. The remaining $12.8 million of revenue growth was derived almost equally from new industrial cogeneration plants (so-called "inside-the-fence" facilities) acquired in 1996, and existing business. The Company is attempting to leverage its energy plant operating capabilities and project financing expertise by owning and/or operating inside-the-fence power plants for industrial customers. Existing business revenue growth was driven largely by the addition of new biosolids land spreading contracts in the East and higher energy and disposal fees at certain energy plants. The Company's plant operations, land spreading, air business and construction represented 81 percent, 8 percent, 5 percent and 6 percent, respectively, of consolidated revenue in the first quarter of 1997, versus 86 percent, 8 percent, 6 percent and 0 percent, respectively, during the first quarter of 1996.

Operating income of $66.9 million during the first three months of 1997 was essentially flat versus the comparable period of 1996, as a gross margin decline of $1.1 million was almost entirely offset by lower selling and administrative expenses due to reduced corporate overhead from the Water Business divestiture. Excluding the construction revenue and related gross margin, operating margin for the first quarter of 1997 was 28.4% of revenue versus 30.5% in 1996. The lower 1997 operating margin was due to higher levels of maintenance at the Pinellas, Falls and Spokane trash-to-energy facilities, higher levels of gas consumption at the New York Organic Fertilizer Company biosolids pelletizer project ("NYOFCO"), and the Lassen and Martell inside-the-fence facilities, which have lower margins than average energy facility margins.

Income from continuing operations and net income were $38.3 million, or $0.24 per share, in the first quarter of 1997. In the first quarter of 1996, income from continuing

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

operations was $36.8 million, or $0.21 per share, and net income was $40.6 million, or $0.23 per share. Net income in 1996 included income from discontinued Water Business operations of $2.5 million and equity income from Rust discontinued operations of $1.3 million. The earnings per share contribution from continuing operations increased $0.03 primarily because of increased interest income, which is discussed below, and the benefit of 1996 share repurchases.

OTHER ITEMS
-----------

Interest: Interest expense for the first quarter of 1997 decreased $0.5 million versus 1996 due mainly to increased capitalized interest related primarily to the construction of the Baltimore II Dryer facility (see "Financial Condition" below). Interest income increased $2.8 million from the first quarter of 1996 because of higher average invested balances, including proceeds from the Water Business sale.

Equity in Earnings of Affiliates: First quarter equity income from Wheelabrator's affiliates totaled $3.2 million in 1997 compared with $3.7 million in 1996. The decline in equity income for the quarter reflects a $0.5 million decrease in equity income from WM International due to translation losses resulting from the strength of the British pound against other world currencies and a reduction of its equity income resulting from the 1996 sale of its minority interest in Wessex Water Pic. The Company's equity earnings in Rust continuing operations were flat quarter-over-quarter.

Income Taxes: The Company's effective tax rates excluding equity income, which is reported net of tax, for the three months ended March 31, 1997 and 1996, were
39.0 percent and 39.4 percent, respectively. The rate decline in 1997 was primarily the result of tax planning activities which lowered the state tax rates of certain of the Company's businesses. On a go-forward basis, the Company expects its effective tax rate excluding equity income to be approximately 39.5 percent.

Discontinued Operations: As previously discussed, in 1996, the Company decided to divest its Water Business. This business included the Company's domestic and international water process systems and equipment manufacturing units, its water and wastewater

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

treatment plant operations and privatization business, its material cleaning company, and certain specialized air pollution control units. Revenues of the discontinued businesses were $14.3 million in the first quarter of 1997 versus $120.1 million in the comparable 1996 period. Results of operations for the three months ended March 31, 1997, were not material and will be recognized as part of the gain to be recorded in the second quarter.

Environmental Matters: The majority of Wheelabrator's business is involved with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. While the Company is faced, in the normal course of its business, with the need to expend funds for environmental protection, it does not expect such expenditures to have a material adverse effect on its financial condition or results of operations because its business is based upon compliance with environmental laws and regulations and its products and services are priced accordingly. Although unlikely in the near-term, such ongoing compliance costs may increase in the future as a result of legislation or regulation. However, the Company believes that in general it benefits from increased government regulation, which may increase the demand for its products and services, and that it has the resources and experience to manage environmental risk.

Estimated closure and postclosure monitoring costs associated with ash residue monofills for which the Company is responsible include items such as final cap and cover on the site, leachate management, and groundwater monitoring. These costs are recognized in proportion to use of the permitted capacity at such disposal sites. Such costs are estimated based on the technical requirements of the United States Environmental Protection Agency ("EPA") or applicable state regulations, whichever are stricter. These accruals for closure and postclosure costs relate to expenditures to be incurred after a monofill ceases to accept ash residue. To the extent similar costs are incurred during the active life of the site, they are expensed as incurred. Preparation costs associated with these sites and their individual cells are capitalized and amortized over the respective estimated life of the disposal site or individual cell.

Wheelabrator has instituted procedures to periodically evaluate other identified and potential environmental exposures. When the Company concludes it is probable that a liability has been incurred, provision is made in the financial statements, based upon management's judgment and prior experience, for the Company's best estimate of the liability. Such estimates are subsequently revised as deemed necessary when additional information becomes available. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that future technological, regulatory, or enforcement developments, results of environmental

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

studies, or other factors could alter this expectation and necessitate the recording of additional liabilities, which could be material.

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

Accounting Pronouncements: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share." This statement supersedes Accounting Principles Board Opinion No. 15. Primary EPS is replaced with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. In addition, fully diluted EPS is replaced with diluted EPS. Diluted EPS gives effect to all common shares that would have been outstanding if all potentially dilutive securities (such as stock options) had been issued. FAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the opinion becomes effective, all prior periods presented must be restated. The computation of EPS in accordance with FAS No. 128 does not have a material impact on Wheelabrator's EPS calculation for the three months ended March 31, 1996 and 1997.

In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," which became effective in 1997. The SOP provides that environmental remediation liabilities should be accrued when the criteria of FAS No. 5, "Accounting for Contingencies," are met. Included in the SOP are benchmarks to aid in the determination of when such criteria are met and environmental remediation liabilities should be recognized. The SOP also provides that an accrual for environmental liabilities should include future costs of compensation and benefits for employees expected to devote a significant amount of time directly to the remediation effort. The adoption of SOP 96-1 did not have a material impact on Wheelabrator's financial statements since its previous accounting was in substantial compliance with the new standard.

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources: Operating activities continue to be Wheelabrator's principal source of liquidity and provided $7.8 million of cash for the first three months of 1997 compared to $47.3 million during the same period of 1996. The majority of the decrease was attributable to approximately $50 million of tax payments related to the November 1996 Water Business sale to U.S. Filter, offset in part by less funding of receivables as a result of the Water Business divestiture.

Investing activities utilized $0.1 million and $13.0 million of cash during the first three months of 1997 and 1996, respectively. Wheelabrator spent $2.8 million on project construction during the first three months of 1997 versus $8.6 million in 1996, primarily because of lower construction activity on a second Company-owned pelletizer facility in Baltimore, Maryland. The majority of the 1997 construction activity was funded by draw downs from investments held by trustees. Nonproject capital expenditures were $3.3 million and $5.6 million in the first three months of 1997 and 1996, respectively. There were no acquisitions made during the first three months of 1997. During the first three months of 1996, Wheelabrator acquired wastewater treatment operating contracts, which are part of the discontinued Water Business, for $1.5 million.

Financing activities required $1.6 million and $49.7 million of cash during the first three months of 1997 and 1996, respectively. Wheelabrator repurchased 3.0 million shares of its common stock at an aggregate cost of $48.4 million during the first quarter of 1996. During 1997, Wheelabrator repurchased 0.8 million shares of its common stock in open market transactions at an aggregate cost of $10.0 million. Since the settlement date for these repurchases occurred after the quarter end, the repurchases will not be a use of cash until the second quarter of 1997. The Company is authorized to repurchase approximately 29.2 million additional shares of its common stock during 1997 and 1998 on the open market or in privately negotiated or other transactions.

The Company currently expects its major uses of capital during 1997 to include spending on facility retrofits related to the Clean Air Act Amendments of 1990 (see Contingencies below), continued acquisitions of inside-the-fence industrial cogeneration facilities, project investments, and stock repurchases, in addition to dividends, scheduled debt repayments, and nonproject capital expenditures. The Company completed a $13.9 million refinancing of the tax-exempt project debt on its Claremont, New Hampshire, facility in

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

January 1997 and a $24.9 million limited-recourse financing associated with the Lassen facility in April 1997.

Wheelabrator had net working capital of $222.9 million as of March 31, 1997, compared to net working capital of $186.5 million at December 31, 1996.
Included in March 31, 1997, working capital was $312.2 million in cash and cash equivalents. This cash, short-term borrowings from WMX and cash generated by operating activities are expected to be sufficient to meet the Company's anticipated short-term capital expenditure, dividend payment, debt retirement, and operating liquidity needs. Pursuant to the Master Intercorporate Agreement, which governs borrowing and lending between the Company and WMX, Wheelabrator may borrow up to $100.0 million in excess of any amounts loaned to WMX. This agreement automatically renews annually unless either party provides 90-day notice of termination. Expected share repurchase and acquisition activities may be funded by external, long-term financing of certain unleveraged projects, in addition to using available internally-generated cash, proceeds of the 1997 Lassen project financing and the after-tax proceeds from the potential liquidation of the U.S. Filter stock received in connection with the second-stage Water Business divestiture transaction. Wheelabrator's ratio of total debt to total capital was approximately 42% at March 31, 1997, which the Company believes to be indicative of additional unused borrowing capacity given its historically strong ability to generate cash from operations.

DERIVATIVES: From time to time, the Company has used foreign currency derivatives to attempt to mitigate the impact of currency fluctuations on its equity income from WM International and on certain specifically identified transactions. Derivatives used are confined to simple instruments that do not involve multipliers or leverage. Wheelabrator's use of derivatives has not been and is not expected to be material to the Company's financial statements.

CONTINGENCIES: In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld nonregulatory means by which municipalities may effectively control the flow of municipal solid waste. There can be no assurance that such alternatives to regulatory flow control will in every case be found to be lawful. The Company's Gloucester County, New Jersey,

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its solid waste regulatory flow control system, which was held to be unconstitutional, but stayed the injunction for as long as its ruling is on appeal plus an additional period of two years to enable the State to devise an alternative nondiscriminatory approach. On May 1, 1997, the Third Circuit Court of Appeals affirmed the District Court's ruling as to the unconstitutionality of New Jersey's flow control system, but vacated the lower court's two year "post-appeal" stay. However, the Court granted a continued stay for so long as any appeals are pending. This will delay the effect of the ruling until such time as the State has exhausted all of its appeal rights, including an appeal to the U.S. Supreme Court. The State is expected to enforce flow control during the stay period. In addition, the New Jersey legislature is now considering a bill to authorize counties and authorities, including the Gloucester County Improvement Authority, which administers the Company's franchise there, to implement a constitutionally permissible system of "economic flow control" designed to recover waste disposal costs incurred in reliance on the State's franchise system.

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

Within the next several years, the air pollution control systems at certain trash-to-energy facilities owned or leased by Wheelabrator most likely will be required to be modified to comply with more stringent air pollution control standards adopted by the EPA in December 1995 for municipal waste combusters. The compliance dates will vary by facility, but all affected facilities will be required to be in compliance with the new rules by the end of the year 2000. Currently available technologies will be adequate to meet the new standards. Although the total expenditures required for such modifications are estimated to be in the $190-$230 million range, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements generally allow the Company to recover from customers the majority of incremental capital and operating costs.

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

As the states and the U.S. Congress have accelerated their consideration of ways in which economic efficiencies can be gained by deregulating the electric generation industry, some have argued that over-market power sales agreements entered into pursuant to the Public Utilities Regulatory Policies Act of 1978 ("PURPA") should be voidable as "stranded assets." The Company's power production facilities are qualifying facilities under PURPA and depend on the sanctity of their power sales agreements for their economic viability. Recent state and federal agency and court decisions have unanimously upheld the inviolate nature of these contracts. The Company believes that federal law offers strong protections to its PURPA contracts. However, there is a risk that future utility restructurings, court decisions and/or legislative or administrative action in this area will have a material and adverse effect on the business of the Company.

There are various lawsuits and claims pending against Wheelabrator that have arisen in the normal course of Wheelabrator's business and relate mainly to matters of environmental and product liability, personal injury, and property damage. The outcome of these matters is not presently determinable, but in the opinion of management, based on the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company. It is reasonably possible, however, that a change in the Company's estimate of its probable liability with respect to these matters could occur in the near-term.

OUTLOOK
-------

The Company's focus in 1997 will be on further optimizing operations while pursuing domestic opportunities to own and operate inside-the-fence power plants for industrial customers. In addition, development or acquisition of trash-to-energy and other waste fuel-fired power plants will be pursued on an opportunistic basis both domestically and internationally. Such development activities typically require multi-year efforts.

The Company expects the profitability of two of its facilities to be negatively impacted beginning in 1998. The Shasta project will reach the end of the ten-year fixed price portion of its power sales contract with Pacific Gas and Electric Co. and will begin to receive significantly lower, avoided cost-based electric rates. In addition, NYOFCO will reach the end of its initial five-year contract with New York City the same year. The Company has been awarded a 15-year renewal of this contract which is subject to final negotiation, and is awaiting public hearing and final city approval. The terms of the proposed renewal are anticipated to result in lower revenue and lower operating margins, in part because the initial contract provided for Wheelabrator to recover its invested capital in NYOFCO during the initial five-year contract. On a combined basis, these two

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

contract matters are expected to decrease 1998 revenue and net income by approximately $44 million and $17 million, respectively. Revenue and net income are anticipated to decline approximately an additional $31 million and $9 million, respectively, in 1999 as the full year impact of these contract changes is recognized. On March 25, 1997, the Company announced the indefinite deferment of its previously announced "Dutch auction" self-tender offer, which would have reduced Wheelabrator's average number of shares outstanding more rapidly than its open market stock repurchases. As a result, the Company now anticipates that its earnings per share for 1997 will be $1.10 to $1.15, and that earnings per share for 1998 and 1999 will also be correspondingly lower than previous estimates. The 1997 earnings per share goal set forth above assumes average outstanding shares of approximately 157 million.

The Company continues to anticipate cash flow from operations in 1997 of $220 million before approximately $100 million of tax payments relating to the Water Business sale, utilization of approximately $30 million of previously unavailable tax credits, and capital expenditures of $50 to $75 million.

Forward-Looking Information: Except for historical data, the information herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors, including, but not limited to, fluctuation in spot pricing for trash disposal, unanticipated plant maintenance or repair expense, adverse weather conditions, increased project development opportunities, slowing of the overall economy, increased interest costs, the nature and timing of electric utility deregulation, adverse flow control developments, and the cost and timing of the Company's stock repurchase programs. The Company makes no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof, that may bear upon forward-looking statements.

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

OTHER:   In addition, there are other routine lawsuits and claims, including certain environmental matters, pending against Wheelabrator and its subsidiaries which are incidental to its businesses. In the opinion of the Company's management, the ultimate liability, if any, with respect to the above proceedings, lawsuits and claims will not have a material adverse effect on the business and properties of the Company, taken as a whole, or its financial position and results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     The exhibits to this report are listed on the Exhibit Index elsewhere herein.
(b)  Reports on Form 8-K:
     During the quarter ended March 31, 1997, the Company filed a report dated February 4, 1997, on Form 8-K reporting under Item 5 that the Company issued a news release announcing the election of two board members and new officers, as well as its results of operations for the three months and year ended December 31, 1996. The news release also disclosed certain charges to 1996 earnings that were recorded during the fourth quarter of 1996, as well as the registrant's intention to undertake a $350 million "Dutch Auction" tender offer to repurchase its shares.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WHEELABRATOR TECHNOLOGIES INC.



                              /s/ Robert J. Gagalis
                              -------------------------------
                              Vice President, Chief Financial
                              Officer and Treasurer

May 8, 1997

                        WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX



Number and Description of Exhibit*
---------------------------------

                               2       None

                               3       None

                               4       None

                               10      None

                               11      None

                               15      None

                               18      None

                               19      None

                               22      None

                               23      None

                               24      None

                               27      Financial Data Schedule

                               99      None


--------------------------------------
* Exhibits not listed are inapplicable