Form 10-Q
period 1997-06-30
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1997-08-08
CIK 790159

===============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

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


                         YES     X        NO
                             ----------      ---------



 Shares of Registrant's Common Stock, $0.01 par value, issued and outstanding
                          July 31, 1997: 156,592,602

===============================================================================

                        WHEELABRATOR TECHNOLOGIES INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997
                      -----------------------------------



                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

Part I.  Financial Information:

Item 1 - Financial Statements

   Consolidated Balance Sheets as of December 31, 1996, and June 30, 1997..   1

   Consolidated Statements of Income for the Three Months and Six Months
      Ended June 30, 1996 and 1997.........................................   2

   Consolidated Statements of Cash Flows for the Six Months Ended
      June 30, 1996 and 1997...............................................   3

   Consolidated Statements of Changes in Stockholders' Equity for the
      Six Months Ended June 30, 1996 and 1997..............................   4

   Notes to Consolidated Financial Statements..............................   5

Item 2 - Management's Discussion and Analysis of Results of
   Operations and Financial Condition .....................................  12


Part II.  Other Information:

Item 1 - Legal Proceedings.................................................  23
Item 4 - Submission of Matters to a Vote of Security Holders...............  24
Item 6 - Exhibits and Reports on Form 8-K..................................  24
SIGNATURE..................................................................  25
Exhibit Index..............................................................  26

                        Part I.  FINANCIAL INFORMATION

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (000s omitted, except share amounts)
                                  (unaudited)

                                                             December 31,         June 30,
                                                                1996               1997
------------------------------------------------------------------------------------------
                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents...............................   $  306,072         $  300,534
  Short-term investments..................................        1,050             63,768
  Receivables, net of allowance of $5,094 in 1996
   and $4,157 in 1997.....................................      123,164            134,697
  Costs and earnings in excess of billings................       10,632             15,241
  Other current assets....................................       71,098             70,623
                                                             ----------         ----------
    Total current assets..................................      512,016            584,863

Property, plant and equipment, net........................    1,561,925          1,532,734
Cost in excess of net assets of acquired businesses, net..       63,707             62,671
Investments in affiliates.................................      484,141            468,354
Net assets of discontinued operations.....................       54,776                  -
Other assets..............................................      374,854            359,522
                                                             ----------         ----------
      Total assets........................................   $3,051,419         $3,008,144
                                                             ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current maturities of long-term debt..................    $   35,832          $   37,201
  Accounts payable......................................        37,084              50,722
  Accrued liabilities...................................       236,426             201,085
  Advance payments on contracts.........................        16,194              20,104
                                                            ----------          ----------
    Total current liabilities...........................       325,536             309,112

Long-term debt..........................................       800,153             815,741
Deferred income taxes...................................       445,582             441,909
Deferred income.........................................        67,678              63,085
Other long-term liabilities.............................       261,954             252,360

Commitments and contingencies...........................

Stockholders' equity:
  Preferred stock, par value $1.00 per share,
   50,000,000 shares authorized, none
   issued or outstanding................................             -                   -
  Common stock, par value $0.01 per share, 500,000,000
   shares authorized, 189,545,407 shares issued
   in 1996 and 1997.....................................         1,895               1,895
  Capital in excess of par value........................       875,584             875,011
  Cumulative translation adjustments....................        (4,721)            (24,396)
  Treasury stock at cost;  28,094,425 shares in 1996
   and 32,981,790 shares in 1997........................      (436,306)           (500,564)
  Unrealized loss on available-for-sale securities......             -                (750)
  Retained earnings.....................................       714,064             774,741
                                                            ----------          ----------
    Total stockholders' equity..........................     1,150,516           1,125,937
                                                            ----------          ----------
      Total liabilities and stockholders' equity........    $3,051,419          $3,008,144
                                                            ==========          ==========


      The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                   (000s omitted, except per share amounts)
                                  (unaudited)

                                                       Three Months           Six Months
                                                      Ended June 30,        Ended June 30,
---------------------------------------------------------------------------------------------
                                                     1996       1997       1996       1997
                                                   ---------  ---------  ---------  ---------

Revenue..........................................  $244,436   $256,059   $463,906   $504,223

Operating expenses...............................   157,426    170,441    298,895    341,700
Selling and administrative expenses..............    10,993     10,398     21,983     20,395
Interest expense.................................    13,665     13,541     27,123     26,517
Interest income..................................    (1,416)    (4,470)    (3,153)    (8,965)
Equity in earnings of affiliates.................    (6,587)      (645)   (10,312)    (3,817)
Other (income) or expense, net...................      (552)       707        203      1,557
                                                   --------   --------   --------   --------
  Income from continuing operations before
    income taxes.................................    70,907     66,087    129,167    126,836

Income tax provision.............................    25,098     26,161     46,608     48,588
                                                   --------   --------   --------   --------
  Income from continuing operations..............    45,809     39,926     82,559     78,248

Discontinued operations:
  Gain on disposal of discontinued operations
    less applicable income taxes of $78.0
    million......................................         -      1,210          -      1,210
  Income from discontinued operations less
    applicable income taxes of $2.5 million and
    $4.6 million for the three months and six
    months ended June 30, 1996, respectively.....     2,650          -      5,145          -
  Equity income from Rust discontinued
    operations...................................     1,342          -      2,667          -
                                                   --------   --------   --------   --------

    Net income...................................  $ 49,801   $ 41,136   $ 90,371   $ 79,458
                                                   ========   ========   ========   ========
Weighted average common and common
   equivalent shares outstanding.................   172,400    157,600    176,300    159,800
                                                   ========   ========   ========   ========

Earnings per common and common equivalent share:
  Continuing operations........................       $0.27      $0.25      $0.47      $0.49
  Gain on disposal of discontinued operations..           -       0.01          -       0.01
  Income from discontinued operations..........        0.01          -       0.03          -
  Equity income from Rust discontinued
    operations.................................        0.01          -       0.01          -
                                                      -----      -----      -----      -----

    Net income.................................       $0.29      $0.26      $0.51      $0.50
                                                      =====      =====      =====      =====

  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                 (000s omitted)
                                  (unaudited)

                                                                       1996               1997
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................        $  90,371           $ 79,458
Adjustments to reconcile net income to cash flows
 from operating activities:
  Depreciation and amortization.............................           54,108             46,721
  Deferred income taxes.....................................           19,734               (690)
  Undistributed earnings of affiliates......................          (10,312)            (3,817)
  Equity in discontinued operations of Rust.................           (2,667)                 -
  Gain on disposal of discontinued operations...............                -             (1,210)
  Changes in assets and liabilities, net of
   effects of acquisitions and dispositions:
    Receivables, net........................................          (15,312)            (8,365)
    Costs and earnings in excess of billings................            6,601                 (3)
    Other current assets....................................           (1,024)            (1,650)
    Accounts payable and accrued liabilities................          (13,806)           (64,100)
    Advance payments on contracts...........................            5,286               (946)
    Other long-term liabilities.............................          (16,844)           (10,978)
  Other, net................................................            4,040             (1,498)
                                                                    ---------           --------
  Net cash provided by operating activities.................          120,175             32,922
                                                                    ---------           --------

INVESTING ACTIVITIES:
Capital expenditures........................................          (37,127)           (11,283)
Investments held by trustees................................           (1,131)             5,656
Cash paid for acquisitions, net of acquired cash............           (4,483)                 -
Cash paid for investment....................................          (15,415)                 -
Proceeds from discontinued operations.......................                -             10,478
Other, net..................................................            1,057              4,155
                                                                    ---------           --------
  Net cash provided by (used for) investing activities......          (57,099)             9,006
                                                                    ---------           --------

FINANCING ACTIVITIES:
Additions to long-term debt.................................           58,550             38,817
Repayments of long-term debt................................           (6,081)           (21,832)
Net borrowings from Waste Management, Inc...................          128,645                  -
Proceeds from exercise of stock options.....................            8,693              2,115
Stock repurchase program....................................         (296,070)           (67,398)
Other, net..................................................              732                832
                                                                    ---------           --------
  Net cash used for financing activities....................         (105,531)           (47,466)
                                                                    ---------           --------

Net decrease in cash and cash equivalents...................          (42,455)            (5,538)
Cash and cash equivalents at beginning of period............           54,003            306,072
                                                                    ---------           --------
Cash and cash equivalents at end of period..................        $  11,548           $300,534
                                                                    =========           ========

Supplemental disclosure:
  Interest paid, net of amounts capitalized.................        $  27,175           $ 24,243
                                                                    =========           ========
  Income taxes paid.........................................        $  23,117           $ 99,568
                                                                    =========           ========

Significant noncash investment activities:
  Liabilities assumed in acquisitions.......................        $   2,675           $      -
                                                                    =========           ========
  Marketable securities received upon sale of discontinued
    operations..............................................        $       -           $ 63,967
                                                                    =========           ========

   The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                     (000s omitted, except share amounts)
                                  (unaudited)

                                                                                     Unrealized
                                                                                      Loss on
                                      Capital in     Cumulative                      Available-
                           Common      Excess of     Translation     Treasury         For-Sale          Retained
                            Stock      Par Value     Adjustment       Stock           Securities        Earnings        Total
--------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1995          $1,895     $876,595      $ (9,986)        $(146,494)      $       -         $728,255      $1,450,265

Net income                       -            -             -                 -               -           90,371          90,371
Dividends declared
 ($0.12 per share)               -            -             -                 -               -          (20,689)        (20,689)
Foreign currency
 translation                     -            -          (824)                -               -                -            (824)
Exercise of
 stock options                   -       (2,358)            -            11,051               -                -           8,693
Tax benefit from
 stock options                   -        1,356             -                 -               -                -           1,356
Stock repurchases
 (18,444,700 shares)             -            -             -          (296,250)              -                -        (296,250)
                            ------     --------      --------         ---------      ----------         --------      ----------
Balance,
 June 30, 1996              $1,895     $875,593      $(10,810)        $(431,693)      $       -         $797,937      $1,232,922
                            ======     ========      ========         =========      ==========         ========      ==========


Balance,
  December 31, 1996         $1,895     $875,584      $ (4,721)        $(436,306)      $       -         $714,064      $1,150,516

Net income                       -            -             -                 -               -           79,458          79,458
Dividends declared
 ($0.12 per share)               -            -             -                 -               -          (18,781)        (18,781)
Foreign currency
 translation                     -            -       (19,675)                -               -                -         (19,675)
Exercise of
 stock options                   -       (1,025)            -             3,140               -                -           2,115
Tax benefit from
 stock options                   -          452             -                 -               -                -             452
Unrealized loss on
 available-for-sale
 securities, less tax
 benefit of $499                 -            -             -                 -            (750)               -            (750)
Stock repurchases
 (5,106,200 shares)              -            -             -           (67,398)              -                -         (67,398)
                            ------     --------      --------         ---------      ----------         --------      ----------
Balance,
  June 30, 1997             $1,895     $875,011      $(24,396)        $(500,564)      $    (750)        $774,741      $1,125,937
                            ======     ========      ========         =========      ==========         ========      ==========


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

Wheelabrator is a majority-owned subsidiary of Waste Management, Inc. ("Waste Management"), formerly named WMX Technologies, Inc. Wheelabrator and Waste Management are parties to a Master Intercorporate Agreement that provides, among other things, for Wheelabrator to lend excess cash to Waste Management at interest rates at least as favorable as those Wheelabrator could otherwise obtain. Under the terms of this agreement, in the event the Company requires short-term cash for the conduct of its business and operations, Waste Management will make available to Wheelabrator such amounts as Wheelabrator requires, up to a total of $100.0 million in excess of amounts loaned by Wheelabrator to Waste Management. At June 30, 1997, cash and cash equivalents included approximately $293.7 million of net investments with Waste Management under the terms of this agreement.

Earnings per common and common equivalent share ("EPS") is calculated using the weighted average number of shares outstanding for each period, including the effect of common stock

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

equivalents using the treasury stock method. Common stock equivalents consist of unexercised stock options.

Derivative Financial Instruments: From time to time, the Company uses derivatives to manage interest rate and currency risk. The Company's policy is to use derivatives for risk management purposes only, and it does not enter into such contracts for trading purposes. The Company enters into derivatives only with counterparties which are financial institutions having credit ratings of at least A- or A3, to minimize credit risk. The amount of derivatives outstanding at any one point in time and gains or losses from their use have not been and are not expected to be material to the Company's financial statements.

Instruments used as hedges must be effective at managing risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must have a high degree of inverse correlation with changes in market values or cash flows of underlying hedged items. Derivatives that meet the hedge criteria are accounted for under the deferral or accrual method, except for currency agreements as discussed below. If a derivative does not meet or ceases to meet the aforementioned criteria, or if the designated hedged item ceases to exist, then the Company subsequently uses fair value accounting for the derivative, with gains or losses included in other income. If a derivative is terminated early, any gain or loss, including the amounts previously deferred, is deferred and amortized over the remaining life of the terminated contract or until the anticipated transaction occurs.

Interest Rate Agreements: From time to time, the Company has entered into interest rate swap agreements to balance fixed and floating rate debt in accordance with management's criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received are accrued in the financial statements as a part of interest expense on the underlying debt over the life of the agreements and the swap is not marked to market.

Currency Agreements: The Company has used foreign currency derivatives to seek to mitigate the impact of translation on foreign earnings and income from foreign investees. Typically these have taken the form of purchased put options or offsetting put and call

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

options with different strike prices. The Company receives or pays, based on the notional amount of the option, the difference between the average exchange rate of the hedged currency against the base currency and the average (strike price) contained in the option. Complex instruments involving multipliers or leverage are not used. Although the purpose for using such derivatives is to mitigate currency risk, they do not qualify for hedge accounting under generally accepted accounting principles and accordingly, must be adjusted to market value at the end of each accounting period with gains or losses included in income.

The Company also has occasionally used foreign currency forward contracts to hedge committed transactions when the terms of such a transaction are known and there is a high probability that the transaction will occur. Gains or losses on forward contracts pertaining to such transactions are deferred until the designated transaction is completed. The impact of the forward contract is then included with the results of the underlying transaction in the financial statements.

NOTE 2 - ACQUISITION OF PUBLIC SHARES

On June 20, 1997, the Company announced that Waste Management had offered to acquire, for $15.00 per share in cash, all of the outstanding Wheelabrator shares that it does not already own. Waste Management owns approximately 67 percent of Wheelabrator's 156.6 million outstanding shares. The Company's Board of Directors has referred the proposal to a special committee of independent directors. The Waste Management proposal is subject to the approval of both the special committee and the holders of a majority of outstanding Wheelabrator shares (other than shares held by Waste Management) who vote at a special meeting called to consider the proposal. Several lawsuits have also been filed which seek, among other things, to enjoin the proposed transaction. See Part II
- Other Information - Legal Proceedings for additional discussion.

NOTE 3 - ACQUISITIONS AND DIVESTITURES

Acquisitions:   No acquisitions were made during the first six months of 1997.
During the first six months of 1996, the Company acquired for $7.0 million in cash and assumed debt, an industrial cogeneration facility in Martell, California, and several wastewater treatment operating contracts that were sold as part of the discontinued operations discussed below. Also during 1996, the Company acquired a 20 percent interest in Glegg Industries ("Glegg"), a privately held ultrapure water company, for $15.4 million. In

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

conjunction with the water business divestiture, Glegg's majority owners acquired the right to repurchase Wheelabrator's interest before March 31, 1999, at the Company's original purchase price. Accordingly, this investment is now being accounted for using the cost method of accounting. The pro forma effect of the 1996 acquisitions and investment is not material.

Discontinued Operations: In November 1996, Wheelabrator sold its water-related equipment manufacturing and process systems businesses, including substantially all of the Company's foreign operations and also certain air pollution control units, to United States Filter Corporation ("U.S. Filter") for $369.6 million in cash. The discussions also led to a definitive agreement with U.S. Filter in early 1997 to sell the Company's water and wastewater facility operations and privatization business. In April 1997, the Company completed the sale of its water and wastewater operations and maintenance subsidiary for 2.3 million registered shares of U.S. Filter common stock. The discontinued businesses have been segregated and the accompanying consolidated balance sheets, statements of income and related footnote information have been restated. In the second quarter, Wheelabrator recorded a gain on the water business divestiture of $1.2 million after tax. In July 1997, the Company liquidated its U.S. Filter stock holdings.

Revenues of the discontinued businesses were $14.3 million in the first six months of 1997 versus $241.6 million in the comparable 1996 period. Results of operations for the six months ended June 30, 1997, were not material and were recognized as part of the gain recorded in the second quarter.

During 1995, Rust announced that it would sell or discontinue its process engineering, construction, specialty contracting and similar lines of business. In 1996, Rust announced that it also planned to divest its remaining domestic and international environmental and infrastructure engineering and consulting business. Accordingly, Wheelabrator has reported its 40 percent equity interest in the historical operating results of these businesses separately from continuing operations.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of regulatory flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

nonregulatory means by which municipalities may effectively control the flow of municipal solid waste. There can be no assurance that such alternatives to regulatory flow control will in every case be found to be lawful.

The Company's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its franchise system as a form of unconstitutional solid waste flow control, but stayed the injunction for so long as its ruling was on appeal plus an additional period of two years to enable the State to devise an alternative nondiscriminatory approach. On May 1, 1997, the Third Circuit Court of Appeals affirmed the District Court's ruling as to the unconstitutionality of New Jersey's flow control system but vacated the lower court's two-year "post-appeal" stay. However, the Court did grant a continued stay for so long as any appeals are pending. This will delay the effect of the ruling until such time as the State has exhausted its appeal rights to the U.S. Supreme Court. The State has announced its intention to enforce flow control during the stay period.

The Supreme Court's 1994 ruling and subsequent court decisions have not had a material adverse effect to date on any of the Company's trash-to-energy operations. The New Jersey legislature is now considering a bill to authorize counties and authorities, including the Gloucester County Improvement Authority, which administers the Company's franchise there, to implement a constitutionally permissible system of "economic flow control" designed to recover waste disposal costs previously incurred in reliance on the State's franchise system. In addition, federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates, including Gloucester County, New Jersey.

In the event that neither New Jersey nor Congress adopts such remedial legislation, the Company believes that affected local governmental bodies may endeavor to implement alternative lawful means in a continuing attempt to direct the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict whether such efforts will be attempted by the Company's customers and, if attempted, whether such efforts would be successful, or what impact, if any, this matter might have on the Company's trash-to-energy facilities.

Within the next several years, the air pollution control systems at certain trash-to-energy facilities owned or leased by Wheelabrator most likely will be required to be

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

modified to comply with more stringent air pollution control standards adopted by the United States Environmental Protection Agency in December 1995 for municipal waste combusters. The compliance dates will vary by facility, but all affected facilities will be required to be in compliance with the new rules by the end of the year 2000. Currently available technologies will be adequate to meet the new standards. Although the total expenditures required for such modifications are estimated to be in the $180-$220 million range, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements generally allow the Company to recover from customers the majority of incremental capital and operating costs.

As the states and the U.S. Congress have accelerated their consideration of ways in which economic efficiencies can be gained by deregulating the electric generation industry, some have argued that over-market power sales agreements entered into pursuant to the Public Utilities Regulatory Policies Act of 1978 ("PURPA") should be voidable as "stranded assets." The Company's power production facilities are qualifying facilities under PURPA and depend on the sanctity of their power sales agreements for their economic viability. Recent state and federal agency and court decisions have unanimously upheld the inviolate nature of these contracts. The Company believes that federal law offers strong protection to its PURPA contracts. However, there is a risk that future utility restructurings, court decisions and/or legislative or administrative action in this area will have a material and adverse effect on the business of the Company.

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

NOTE 5 - ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share." This statement supersedes Accounting Principles Board Opinion ("APB") No. 15. Primary EPS is replaced with a presentation of Basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

shares outstanding for the period. In addition, Fully Diluted EPS is replaced with Diluted EPS. Diluted EPS gives effect to all common shares that would have been outstanding if shares related to all potentially dilutive securities (such as stock options) had been issued. FAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the statement becomes effective, all prior periods presented must be restated. The computation of Wheelabrator's EPS in accordance with FAS No. 128 produces essentially the same results for the three months and six months ended June 30, 1996 and 1997 as the Company's current computation under APB No. 15.

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997. FAS No. 130 requires only a different format for presentation of information already included in the Company's financial statements. FAS No. 131 modifies and expands required segment disclosure but does not affect accounting principles, and accordingly will not require any change to reported financial position, results of operations or cash flows.

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

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Wheelabrator Technologies Inc. ("Wheelabrator" or the "Company"), is primarily engaged in the ownership and operation of trash-to-energy, waste-fuel powered independent power, and biosolids pelletizer facilities as well as in providing biosolids land application services and air quality control equipment design and installation services. Wheelabrator is a majority-owned subsidiary of Waste Management, Inc. ("Waste Management"), formerly named WMX Technologies, Inc., and holds minority interests in two other Waste Management-controlled subsidiaries: Waste Management International plc ("WM International") and Rust International Inc. ("Rust").

On June 20, 1997, the Company announced that Waste Management had offered to acquire, for $15.00 per share in cash, all of the outstanding Wheelabrator shares that it does not already own. Waste Management owns approximately 67 percent of Wheelabrator's 156.6 million outstanding shares. The Company's Board of Directors has referred the proposal to a special committee of independent directors. The Waste Management proposal is subject to the approval of both the special committee and the holders of a majority of outstanding Wheelabrator shares (other than shares held by Waste Management) who vote at a special meeting called to consider the proposal. Several lawsuits have also been filed which seek, among other things, to enjoin the proposed transaction. See Part II-Other Information - Legal Proceedings for additional discussion.

In November 1996, Wheelabrator sold its water-related equipment manufacturing and process systems businesses to United States Filter Corporation ("U.S. Filter") for $369.6 million in cash. The discussions also led to a definitive agreement with U.S. Filter in early 1997 to sell the Company's water and wastewater facility operations and privatization business. In April 1997, the Company completed the sale of its water and wastewater operations and maintenance subsidiary for 2.3 million registered shares of U.S. Filter common stock. These businesses (collectively the "Water Business") have been accounted for as discontinued operations in the accompanying financial statements. In the second quarter, Wheelabrator recorded a gain on the water business divestiture of $1.2 million after tax. In July 1997, the Company liquidated its U.S. Filter stock holdings.

During 1995, Rust announced that it would sell or discontinue its process engineering, construction, specialty contracting and similar lines of business. In 1996, Rust announced that it also planned to divest its remaining domestic and international environmental and infrastructure engineering and consulting business. Wheelabrator's equity income from these businesses is included in discontinued operations.

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

In April 1997, Wheelabrator announced the formation of a strategic alliance with Treated Water Outsourcing, a joint venture between U.S. Filter and Nalco Chemical Corporation, to enhance its marketing capabilities for outsourcing industrial energy infrastructure projects.

Results of Operations
---------------------

For the three months ended June 30, 1997, consolidated revenue was $256.1 million, income from continuing operations was $39.9 million, or $0.25 per share, and net income was $41.1 million, or $0.26 per share. In the second quarter of 1996, consolidated revenue was $244.4 million, income from continuing operations was $45.8 million, or $0.27 per share, and net income was $49.8 million, or $0.29 per share.

For the six months ended June 30, 1997, consolidated revenue was $504.2 million, income from continuing operations was $78.2 million, or $0.49 per share, and net income was $79.5 million, or $0.50 per share. In the comparable 1996 period, consolidated revenue was $463.9 million, income from continuing operations was $82.6 million, or $0.47 per share, and net income was $90.4 million, or $0.51 per share.

Revenue in 1997 included $18.3 million and $34.2 million of construction revenue for the three and six-month periods, respectively, related to the retrofit of Pinellas County, Florida's trash-to-energy facility and construction of a biosolids compost facility for Burlington County, New Jersey. There was no construction revenue during the first half of 1996. New industrial cogeneration plants (so-called "inside-the-fence" facilities) acquired in 1996 contributed $3.8 million of revenue for the quarter and $10.2 million for the first six months. The Company is attempting to leverage its energy plant operating capabilities and project financing expertise by owning and/or operating inside-the-fence power plants for industrial customers. Existing business revenue decreased for

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

the quarter and six-month period due to land spreading divestitures, a lack of new air pollution control group business, and a slight decline in trash deliveries offsetting contractual price escalation. The decline in trash deliveries resulted from dry weather in the Mid-Atlantic and New England states decreasing the weight of trash delivered to certain plants. The Company's plant operations, land spreading, air business and construction represented 79 percent, 8 percent, 6 percent and 7 percent, respectively, of consolidated revenue in the second quarter of 1997, versus 81 percent, 11 percent, 8 percent and 0 percent, respectively, during the second quarter of 1996. The percentages and year-over-year comparisons were approximately the same for the six-month period.

Operating income of $75.2 million for the quarter and $142.1 million for the first six months was essentially flat versus the comparable 1996 periods. Excluding construction margin, operating income declined $3.3 million for the quarter and $4.4 million for the six months. The timing and scope of energy plant outages, increased environmental compliance costs at the New York Organic Fertilizer Company ("NYOFCO") biosolids pelletizer project, the lower operating revenue mentioned above, and the fact that certain energy plant purchases are no longer eliminated due to the Water Business divestiture all contributed to this operating income decline. Selling and administrative expenses declined $0.6 million for the quarter and $1.6 million for the six months due to reduced corporate overhead from the Water Business divestiture and from the 1996 land spreading restructuring.

Income from continuing operations decreased $5.9 million for the quarter and $4.3 million for the six months versus the comparable 1996 periods. The majority of this decrease was attributable to the indirect impact on the Company ($4.8 million) of a charge recognized by an equity investee of Rust, OHM Corporation. Absent this charge, second quarter income from continuing operations would have been $44.7 million, or $0.28 per share. This represents a $1.1 million decrease from the prior year due primarily to lower equity income from both Rust and WM International since the aforementioned operating income decrease was offset by favorable interest earnings. Six-month income from continuing operations, absent this charge, would have been $83.0 million, or $0.52 per share, which represents an increase of $0.4 million from the prior year as favorable interest earnings more than offset operating and equity income declines. The earnings per share impact of lower income from continuing operations for the quarter and year-to-date period was mitigated by lower average shares outstanding due to share repurchases.

Net income for the quarter and six months includes a $1.2 million after tax gain on the Water Business divestiture. Prior year quarter and six-month results include discontinued Water Business operations and equity income from Rust discontinued operations totaling $4.0 million for the quarter and $7.8 million for the six months.

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

Other Items
-----------

Interest: Interest expense for the second quarter and first six months of 1997 decreased $0.1 million and $0.6 million, respectively, compared with 1996 due mainly to increased capitalized interest related primarily to the construction of the Baltimore II Dryer facility (see "Financial Condition" below). Interest income increased $3.1 million and $5.8 million, respectively, from the second quarter and first half of 1996 because of higher average invested balances, which included proceeds from the Water Business sale.

Equity in Earnings of Affiliates: Equity income from the continuing operations of Wheelabrator's affiliates for the second quarter and six months ended June 30, totaled $6.6 million and $10.3 million, respectively, in 1996 and $0.6 million and $3.8 million, respectively, in 1997. The Company's equity in Rust's earnings decreased approximately $5 million for the second quarter and six months, $4.8 million of which was attributable to write-offs taken by OHM Corporation. The Company's equity in WM International's earnings decreased $0.6 million for the second quarter and $1.1 million for the six months due to translation losses resulting from the strength of the British pound against other world currencies and a reduction of its equity income resulting from the 1996 sale of its minority interest in Wessex Water Plc.

Income Taxes: The Company's effective tax rates excluding equity income, which is reported net of tax, for the six months ended June 30, 1997 and 1996, were
39.5 percent and 39.2 percent, respectively. On a go-forward basis, the Company expects its effective tax rate excluding equity income to continue to be approximately 39.5 percent.

Discontinued Operations: As previously discussed, in 1996, the Company decided to divest its Water Business. This business included the Company's domestic and international water process systems and equipment manufacturing units, its water and wastewater treatment plant operations and privatization business, its material cleaning company, and certain specialized air pollution control units. Revenues of the discontinued businesses were $14.3 million in the first six months of 1997 versus $241.6 million in the comparable 1996 period. Results of operations for the six months ended June 30, 1997, were not material and were recognized as part of the gain recorded in the second quarter.

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

Wheelabrator has instituted procedures to periodically evaluate other identified and potential environmental exposures. When the Company concludes it is probable that a liability has been incurred, provision is made in the financial statements, based upon management's judgment and prior experience, for the Company's best estimate of the liability. Such estimates are subsequently revised as deemed necessary when additional information becomes available. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that future technological, regulatory, or enforcement developments, results of environmental studies, or other factors could alter this expectation and necessitate the recording of additional liabilities, which could be material.

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

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

Accounting Pronouncements: In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share." This statement supersedes Accounting Principles Board Opinion ("APB") No. 15. Primary EPS is replaced with a presentation of Basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. In addition, Fully Diluted EPS is replaced with Diluted EPS. Diluted EPS gives effect to all common shares that would have been outstanding if shares related to all potentially dilutive securities (such as stock options) had been issued. FAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the statement becomes effective, all prior periods presented must be restated. The computation of Wheelabrator's EPS in accordance with FAS No. 128 produces essentially the same results for the three months and six months ended June 30, 1996 and 1997 as the Company's current computation under APB No. 15.

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997. FAS No. 130 requires only a different format for presentation of information already included in the Company's financial statements. FAS No. 131 modifies and expands required segment disclosure but does not affect accounting principles, and accordingly will not require any change to reported financial position, results of operations or cash flows.

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

Financial Condition
-------------------

Liquidity and Capital Resources: Operating activities continue to be Wheelabrator's principal source of liquidity and provided $32.9 million of cash for the first six months of 1997 compared to $120.2 million during the same period of 1996. The majority of the

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

decrease was attributable to approximately $50 million of tax payments resulting from the November 1996 Water Business sale to U.S. Filter, cash generated last year by the discontinued Water Business and increased income tax payments resulting from the reversal of deferred tax timing differences.

Investing activities provided $9.0 million of cash during the first six months of 1997. During the comparable 1996 period, investing activities utilized $57.1 million of cash. The Company received $10.5 million from discontinued operations during the quarter as certain amounts held in escrow were released. Wheelabrator spent $3.7 million on project construction during the first six months of 1997 versus $22.4 million in 1996, primarily because of lower construction activity on a second Company-owned pelletizer facility in Baltimore, Maryland. The majority of the 1997 construction activity was funded by draw downs from investments held by trustees. Nonproject capital expenditures were $7.5 million and $14.7 million in the first six months of 1997 and 1996, respectively. There were no acquisitions made during the first six months of 1997. During the first six months of 1996, acquisitions used $7.0 million in cash and assumed debt. Also during 1996, the Company acquired a 20 percent interest in Glegg Industries ("Glegg"), a privately held ultrapure water company, for $15.4 million. In conjunction with the water business divestiture, Glegg's majority owners acquired the right to repurchase Wheelabrator's interest before March 31, 1999, at the Company's original purchase price. Accordingly, this investment is now being accounted for using the cost method of accounting. The pro forma effect of the 1996 acquisitions and investment is not material.

Financing activities required $47.5 million and $105.5 million of cash during the first six months of 1997 and 1996, respectively. Wheelabrator repurchased
18.4 million shares of its common stock at an aggregate cost of $296.3 million ($0.2 million of which was in accounts payable at June 30, 1996) during the first half of 1996. During 1997, Wheelabrator repurchased 5.1 million shares of its common stock in open market transactions at an aggregate cost of $67.4 million. The Company is authorized to repurchase approximately 24.9 million additional shares of its common stock during 1997 and 1998 on the open market or in privately negotiated or other transactions. However, given the Waste Management offer to acquire the outstanding publicly held shares of Wheelabrator, the Company has suspended its repurchase activity.

The Company currently expects its major uses of capital during 1997 will include spending on facility retrofits related to the Clean Air Act Amendments of 1990 (see Contingencies below), continued acquisitions of inside-the-fence industrial cogeneration facilities, and project investments, in addition to dividends, scheduled debt repayments, and nonproject

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

capital expenditures. The Company completed a $13.9 million refinancing of the tax-exempt project debt on its Claremont, New Hampshire, facility in January 1997 and a $24.9 million limited-recourse financing associated with the Lassen, California, facility in April 1997.

Wheelabrator had net working capital of $275.8 million as of June 30, 1997, compared with net working capital of $186.5 million at December 31, 1996. Included in June 30, 1997, working capital was $300.5 million in cash and cash equivalents. This cash, short-term borrowings from Waste Management and cash generated by operating activities are expected to be sufficient to meet the Company's anticipated short-term capital expenditure, dividend payment, debt retirement, and operating liquidity needs. Pursuant to the Master Intercorporate Agreement, which governs borrowings and lending between the Company and Waste Management, Wheelabrator may borrow up to $100.0 million in excess of any amounts loaned to Waste Management. This agreement automatically renews annually unless either party provides 90-day notice of termination. Acquisition and development activities may be funded by external, long-term financing of certain unleveraged projects, in addition to using available internally-generated cash, proceeds of the 1997 Lassen project financing and the after-tax proceeds from the liquidation of the U.S. Filter stock received in connection with the second-stage Water Business divestiture transaction. Wheelabrator's ratio of total debt to total capital was approximately 43% at June 30, 1997, which the Company believes to be indicative of additional unused borrowing capacity given its historically strong ability to generate cash from operations.

Derivatives: In connection with the Lassen financing, the Company entered into an interest rate swap agreement to manage the impact of changes in interest rates on the underlying variable rate term loan. Under the agreement, Wheelabrator pays a fixed interest rate and receives floating interest rate payments over the term of the agreement without the exchange of the underlying notional amount. The $24.9 million notional amount of this agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Differences paid or received are recognized in the financial statements as a part of interest expense on the underlying debt over the life of the agreement. Wheelabrator's use of derivatives has not been and is not expected to be material to the Company's financial statements.

Contingencies: In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of regulatory flow control laws. Such laws typically involve a

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld nonregulatory means by which municipalities may effectively control the flow of municipal solid waste. There can be no assurance that such alternatives to regulatory flow control will in every case be found to be lawful.

The Company's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its franchise system as a form of unconstitutional solid waste flow control, but stayed the injunction for so long as its ruling was on appeal plus an additional period of two years to enable the State to devise an alternative nondiscriminatory approach. On May 1, 1997, the Third Circuit Court of Appeals affirmed the District Court's ruling as to the unconstitutionality of New Jersey's flow control system but vacated the lower court's two-year "post-appeal" stay. However, the Court did grant a continued stay for so long as any appeals are pending. This will delay the effect of the ruling until such time as the State has exhausted its appeal rights to the U.S. Supreme Court. The State has announced its intention to enforce flow control during the stay period.

The Supreme Court's 1994 ruling and subsequent court decisions have not had a material adverse effect to date on any of the Company's trash-to-energy operations. The New Jersey legislature is now considering a bill to authorize counties and authorities, including the Gloucester County Improvement Authority, which administers the Company's franchise there, to implement a constitutionally permissible system of "economic flow control" designed to recover waste disposal costs previously incurred in reliance on the State's franchise system. In addition, federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates, including Gloucester County, New Jersey.

In the event that neither New Jersey nor Congress adopts such remedial legislation, the Company believes that affected local governmental bodies may endeavor to implement alternative lawful means in a continuing attempt to direct the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict whether such efforts will be attempted by the Company's customers and, if attempted, whether such efforts would be successful, or what impact, if any, this matter might have on the Company's trash-to-energy facilities.

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

Within the next several years, the air pollution control systems at certain trash-to-energy facilities owned or leased by Wheelabrator most likely will be required to be modified to comply with more stringent air pollution control standards adopted by the EPA in December 1995 for municipal waste combusters. The compliance dates will vary by facility, but all affected facilities will be required to be in compliance with the new rules by the end of the year 2000. Currently available technologies will be adequate to meet the new standards. Although the total expenditures required for such modifications are estimated to be in the $180-$220 million range, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements generally allow the Company to recover from customers the majority of incremental capital and operating costs.

As the states and the U.S. Congress have accelerated their consideration of ways in which economic efficiencies can be gained by deregulating the electric generation industry, some have argued that over-market power sales agreements entered into pursuant to the Public Utilities Regulatory Policies Act of 1978 ("PURPA") should be voidable as "stranded assets." The Company's power production facilities are qualifying facilities under PURPA and depend on the sanctity of their power sales agreements for their economic viability. Recent state and federal agency and court decisions have unanimously upheld the inviolate nature of these contracts. The Company believes that federal law offers strong protection to its PURPA contracts. However, there is a risk that future utility restructurings, court decisions and/or legislative or administrative action in this area will have a material and adverse effect on the business of the Company.

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

The Company expects the profitability of two of its facilities to be negatively impacted beginning in 1998. The Shasta project will reach the end of the ten-year fixed price portion of its power sales contract with Pacific Gas and Electric Co. and will begin to receive significantly lower, avoided cost-based electric rates. In addition, NYOFCO will reach the end of its initial five-year contract with New York City on June 30, 1998. The Company has been awarded a 15-year renewal of this contract which is subject to final city approval. The terms of the proposed renewal are anticipated to result in lower revenue and lower operating margins, in part because the initial contract provided for Wheelabrator to recover its invested capital in NYOFCO during the five-year contract term. On a combined basis, these two contract matters are expected to decrease 1998 revenue and net income by approximately $44 million and $17 million, respectively. Revenue and net income are anticipated to decline approximately an additional $31 million and $9 million, respectively, in 1999 as the full year impact of these contract changes is recognized. The Company anticipates that its earnings per share for 1997 will be $1.10 to $1.15, and that earnings per share for 1998 and 1999 will also be correspondingly lower than previous estimates. The 1997 earnings per share goal set forth above assumes average outstanding shares of approximately 158 million.

The Company continues to anticipate cash flow from operations in 1997 of approximately $220 million before approximately $100 million of tax payments relating to the Water Business sale, utilization of approximately $30 million of previously unavailable tax credits, and capital expenditures of $50 to $60 million.

Forward-Looking Information:   Except for historical data, the information
herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors, including, but not limited to, fluctuation in spot pricing for trash disposal, unanticipated plant maintenance or repair expense, adverse weather conditions, increased project development opportunities, slowing of the overall economy, increased interest costs, the nature and timing of electric utility deregulation and adverse flow control developments. The Company makes no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof, that may bear upon forward-looking statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

The business in which the Company is engaged is intrinsically connected with the protection of the environment, and the potential exists for the discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action in which governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. At June 30, 1997, the Company was not involved in any such proceeding where the Company believes sanctions involved may exceed $100,000.

Several purported class action lawsuits and one purported derivative lawsuit seeking injunctive relief and unspecified money damages were filed in the Chancery Court in and for New Castle County, Delaware against the Company, Waste Management, Inc., formerly known as WMX Technologies, Inc. ("Waste Management"), and individual directors of the Company in connection with the June 20, 1997 proposal by Waste Management, the Company's majority stockholder, to acquire all of the shares of the Company's common stock which Waste Management does not own (the "Waste Management Proposal"). The Waste Management Proposal contemplates a merger in which the Company's stockholders would receive $15.00 in cash per share of the Company's common stock, subject to the approval of both a special committee consisting of independent directors of the Company and the holders of a majority of the Company's outstanding shares (other than shares held by Waste Management) voting at a stockholders' meeting. The lawsuits allege, among other things, that the defendants have breached fiduciary duties to the Company's minority stockholders because the merger consideration contemplated by the Waste Management Proposal is asserted to be inadequate and unfair. In addition, the purported derivative lawsuit alleges that the Waste Management Proposal is part of a plan to permit Waste Management to misappropriate the Company's corporate opportunity to repurchase its own shares. The Company believes that its actions and those of its Board of Directors in connection with the Waste Management

Proposal have been in accordance with Delaware law. Accordingly, the Company intends to contest these lawsuits vigorously.

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

ITEM 4 - Submission of Matters to a Vote of Securities Holders

At the Company's annual meeting of stockholders on April 30, 1997, the only proposal submitted to the Company's stockholders was the election of three directors of the Company for terms expiring at the annual meeting of the Company's stockholders in 2000. The nominees elected by the stockholders with votes cast were as follows:

Nominee


Nominee                         Votes For             Votes Withheld
-------                        -----------            --------------
Dean L. Buntrock               146,117,048               3,728,575
James E. Koenig                146,102,032               3,743,591
Thomas P. Stafford             146,362,821               3,482,802

ITEM 6 - Exhibits and Reports on Form 8-K


(a)  Exhibits:

     The exhibits to this report are listed on the Exhibit Index elsewhere herein.

(b)  Reports on Form 8-K:

     During the quarter ended June 30, 1997, the Company filed a report dated June 20, 1997, on Form 8-K reporting under item 5 that the Company issued a news release announcing an offer by its parent company, Waste management, to acquire all of the shares of the Company that Waste Management does not already own.

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


                              WHEELABRATOR TECHNOLOGIES INC.



                              /s/ Robert J. Gagalis
                              -------------------------------
                              Vice President, Chief Financial
                              Officer and Treasurer

August 8, 1997

                        WHEELABRATOR TECHNOLOGIES INC.

                                 EXHIBIT INDEX


Number and Description of Exhibit*
----------------------------------


                           2      None

                           3      None

                           4      None

                          10      None

                          11      None

                          15      None

                          18      None

                          19      None

                          22      None

                          23      None

                          24      None

                          27      Financial Data Schedule

                          99      None



______________________________________
* Exhibits not listed are inapplicable