Form 10-Q
period 1997-09-30
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1997-11-14
CIK 790159

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

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


Shares of Registrant's Common Stock, $0.01 par value, issued and outstanding at October 31, 1997:

                                  156,682,954

================================================================================

                         WHEELABRATOR TECHNOLOGIES INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                    ----------------------------------------



                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------

Part I.  Financial Information:

Item 1 - Financial Statements

   Consolidated Balance Sheets as of December 31, 1996, and
      September 30, 1997...................................................  1

   Consolidated Statements of Income for the Three Months and Nine Months
      Ended September 30, 1996 and 1997....................................  2

   Consolidated Statements of Cash Flows for the Nine Months Ended
      September 30, 1996 and 1997..........................................  3

   Consolidated Statements of Changes in Stockholders' Equity for the
      Nine Months Ended September 30, 1996 and 1997........................  4

   Notes to Consolidated Financial Statements..............................  5

Item 2 - Management's Discussion and Analysis of Results of
   Operations and Financial Condition ..................................... 13


Part II.  Other Information:

Item 1 - Legal Proceedings................................................. 25
Item 5 - Other Information................................................. 26
Item 6 - Exhibits and Reports on Form 8-K.................................. 26
SIGNATURE.................................................................. 27
Exhibit Index.............................................................. 28

                         Part I.  FINANCIAL INFORMATION

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (000s omitted, except share amounts)
                                  (unaudited)


                                                          December 31,      September 30,
                                                              1996              1997
-----------------------------------------------------------------------------------------
                                     ASSETS
                                     ------

Current assets:
  Cash and cash equivalents...............................  $  306,072         $  413,857
  Receivables, net of allowance of $5,094 in 1996
   and $4,067 in 1997.....................................     123,164            133,482
  Costs and earnings in excess of billings................      10,632             16,765
  Other current assets....................................      72,148             60,439
                                                            ----------         ----------
    Total current assets..................................     512,016            624,543

Property, plant and equipment, net........................   1,561,925          1,517,323
Cost in excess of net assets of acquired businesses, net..      63,707             62,154
Investments in affiliates.................................     484,141            468,164
Net assets of discontinued operations.....................      54,776                  -
Other assets..............................................     374,854            365,040
                                                            ----------         ----------
      Total assets........................................  $3,051,419         $3,037,224
                                                            ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current maturities of long-term debt....................  $   35,832         $   43,765
  Accounts payable........................................      37,084             34,852
  Accrued liabilities.....................................     236,426            174,415
  Advance payments on contracts...........................      16,194             20,093
                                                            ----------         ----------
    Total current liabilities.............................     325,536            273,125

Long-term debt............................................     800,153            804,403
Deferred income taxes.....................................     445,582            448,948
Deferred income...........................................      67,678             61,388
Other long-term liabilities...............................     261,954            275,441

Commitments and contingencies.............................

Stockholders' equity:
  Preferred stock, par value $1.00 per share, 50,000,000
   shares authorized, none issued or outstanding..........           -                  -
  Common stock, par value $0.01 per share, 500,000,000
   shares authorized, 189,545,407 shares issued
   in 1996 and 1997.......................................       1,895              1,895
  Capital in excess of par value..........................     875,584            874,950
  Cumulative translation adjustments......................      (4,721)           (26,346)
  Treasury stock at cost;  28,094,425 shares in 1996
   and 32,916,221 shares in 1997..........................    (436,306)          (499,609)
  Retained earnings.......................................     714,064            823,029
                                                            ----------         ----------
    Total stockholders' equity............................   1,150,516          1,173,919
                                                            ----------         ----------
      Total liabilities and stockholders' equity..........  $3,051,419         $3,037,224
                                                            ==========         ==========



      The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                   (000s omitted, except per share amounts)
                                  (unaudited)

                                                          Three Months              Nine Months
                                                       Ended September 30,      Ended September 30,
---------------------------------------------------------------------------------------------------
                                                         1996        1997         1996       1997
                                                         ----        ----         ----       ----
Revenue............................................      $242,683   $249,869    $706,589   $754,092

Operating expenses.................................       155,745    161,696     454,640    503,396
Selling and administrative expenses................        10,431     10,079      32,414     30,474
Interest expense...................................        15,638     14,133      42,761     40,650
Interest income....................................        (1,012)    (5,649)     (4,165)   (14,614)
Equity in earnings of affiliates...................        (6,390)    (5,085)    (16,702)    (8,902)
Other income, net..................................          (469)    (1,824)       (266)      (267)
                                                         --------   --------    --------   --------
  Income from continuing operations before
    income taxes...................................        68,740     76,519     197,907    203,355

Income tax provision...............................        23,933     28,231      70,541     76,819
                                                         --------   --------    --------   --------
  Income from continuing operations................        44,807     48,288     127,366    126,536

Discontinued operations:
  Gain on disposal of discontinued operations
    less applicable income taxes of $78.0
    million........................................             -          -           -      1,210
  Income from discontinued operations less
    applicable income taxes of $2.8 million and
    $7.4 million for the three months and nine
    months ended September 30, 1996, respectively..         1,830          -       6,975          -
  Equity income from Rust discontinued
    operations.....................................         1,438          -       4,105          -
                                                         --------   --------    --------   --------

    Net income.....................................      $ 48,075   $ 48,288    $138,446   $127,746
                                                         ========   ========    ========   ========
Weighted average common and common
   equivalent shares outstanding...................       162,000    157,200     171,500    158,900
                                                         ========   ========    ========   ========
Earnings per common and common equivalent share:
  Continuing operations............................      $   0.28   $   0.31    $   0.74   $   0.79
  Gain on disposal of discontinued operations......             -          -           -       0.01
  Income from discontinued operations..............          0.01          -        0.04          -
  Equity income from Rust discontinued
    operations.....................................          0.01          -        0.03          -
                                                         --------   --------    --------   --------
    Net income.....................................      $   0.30   $   0.31    $   0.81   $   0.80
                                                         ========   ========    ========   ========

   The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                (000s omitted)
                                  (unaudited)

                                                                 1996       1997
----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................  $ 138,446   $127,746
Adjustments to reconcile net income to cash flows
 from operating activities:
  Depreciation and amortization.............................     80,749     69,797
  Deferred income taxes.....................................     30,629      6,831
  Undistributed earnings of affiliates......................    (16,702)    (8,902)
  Equity in discontinued operations of Rust.................     (4,105)         -
  Gain on disposal of discontinued operations...............          -     (1,210)
  Gain from sale of marketable securities...................          -     (4,510)
  Changes in assets and liabilities, net of
   effects of acquisitions and dispositions:
    Receivables, net........................................    (12,334)    (7,150)
    Costs and earnings in excess of billings................      9,213     (1,277)
    Other current assets....................................      3,843     12,638
    Accounts payable and accrued liabilities................      1,726    (59,937)
    Advance payments on contracts...........................       (216)      (957)
    Other long-term liabilities.............................    (16,885)   (23,136)
  Other, net................................................     (7,171)    (8,871)
                                                              ---------   --------
  Net cash provided by operating activities.................    207,193    101,062
                                                              ---------   --------

INVESTING ACTIVITIES:
Capital expenditures........................................    (56,789)   (18,915)
Investments held by trustees................................        907      6,777
Cash paid for acquisitions, net of acquired cash............     (4,483)         -
Cash paid for investment....................................    (15,415)         -
Proceeds from disposal of discontinued operations...........          -     10,478
Proceeds from sale of securities............................          -     68,477
Other, net..................................................      9,669      8,794
                                                              ---------   --------
  Net cash provided by (used for) investing activities......    (66,111)    75,611
                                                              ---------   --------

FINANCING ACTIVITIES:
Additions to long-term debt.................................     58,550     38,817
Repayments of long-term debt................................     (8,876)   (26,042)
Net borrowings from Waste Management, Inc...................     75,192          -
Proceeds from exercise of stock options.....................      8,977      2,931
Stock repurchase program....................................   (302,861)   (67,398)
Dividends paid..............................................    (20,689)   (18,781)
Other, net..................................................      1,451      1,585
                                                              ---------   --------
  Net cash used for financing activities....................   (188,256)   (68,888)
                                                              ---------   --------

Net increase (decrease) in cash and cash equivalents........    (47,174)   107,785
Cash and cash equivalents at beginning of period............     54,003    306,072
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $   6,829   $413,857
                                                              =========   ========

Supplemental disclosure:
  Interest paid, net of amounts capitalized.................  $  37,590   $ 33,914
                                                              =========   ========
  Income taxes paid.........................................  $  31,957   $118,126
                                                              =========   ========
Significant noncash investment activities:
  Liabilities assumed in acquisitions.......................  $   2,675   $      -
                                                              =========   ========
  Marketable securities received upon sale of discontinued
    operations..............................................  $       -   $ 63,967
                                                              =========   ========

   The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                      (000s omitted, except share amounts)
                                  (unaudited)




                                Capital in    Cumulative
                        Common  Excess of     Translation    Treasury     Retained
                         Stock  Par Value     Adjustment      Stock       Earnings     Total
--------------------------------------------------------------------------------------------------
Balance,
 December 31, 1995      $1,895    $876,595      $ (9,986)   $(146,494)   $728,255   $1,450,265

Net income                   -           -             -            -     138,446      138,446
Dividends declared
 ($0.12 per share)           -           -             -            -     (20,689)     (20,689)
Foreign currency
 translation                 -           -           658            -           -          658
Exercise of
 stock options               -      (2,534)            -       11,511           -        8,977
Tax benefit from
 stock options               -       1,427             -            -           -        1,427
Stock repurchases
 (18,917,200 shares)         -           -             -     (303,028)          -     (303,028)
                        ------    --------      --------    ---------    --------   ----------
Balance,
 September 30, 1996     $1,895    $875,488      $ (9,328)   $(438,011)   $846,012   $1,276,056
                        ======    ========      ========    =========    ========   ==========

Balance,
 December 31, 1996      $1,895    $875,584      $ (4,721)   $(436,306)   $714,064   $1,150,516

Net income                   -           -             -            -     127,746      127,746
Dividends declared
 ($0.12 per share)           -           -             -            -     (18,781)     (18,781)
Foreign currency
 translation                 -           -       (21,625)           -           -      (21,625)
Exercise of
 stock options               -      (1,164)            -        4,095           -        2,931
Tax benefit from
 stock options               -         530             -            -           -          530
Stock repurchases
 (5,106,200 shares)          -           -             -      (67,398)          -      (67,398)
                        ------    --------      --------    ---------    --------   ----------
Balance,
 September 30, 1997     $1,895    $874,950      $(26,346)   $(499,609)   $823,029   $1,173,919
                        ======    ========     =========    ==========   ========   ==========


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses, and disclosures of contingencies. Future events could alter such estimates.

Wheelabrator is a majority-owned subsidiary of Waste Management, Inc. ("Waste Management"), formerly named WMX Technologies, Inc. Wheelabrator and Waste Management are parties to a Master Intercorporate Agreement that provides, among other things, for Wheelabrator to lend excess cash to Waste Management at interest rates at least as favorable as those Wheelabrator could otherwise obtain. Under the terms of this agreement, in the event the Company requires short-term cash for the conduct of its business and operations, Waste Management will make available to Wheelabrator such amounts as Wheelabrator requires, up to a total of $100.0 million in excess of amounts loaned by Wheelabrator to Waste Management. At September 30, 1997, cash and cash equivalents included approximately $406.6 million of net investments with Waste Management under the terms of this agreement.

Earnings per common and common equivalent share is calculated using the weighted average number of shares outstanding for each period, including the effect of common stock

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


equivalents using the treasury stock method. Common stock equivalents consist of unexercised stock options.

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

Interest Rate Agreements: From time to time, the Company has entered into interest rate swap agreements to balance fixed and floating rate debt in accordance with management's criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received are accrued in the financial statements as a part of interest expense on the underlying debt over the life of the agreements, and the swap is not marked to market.

Currency Agreements: The Company has used foreign currency derivatives to seek to mitigate the impact of translation on foreign earnings and income from foreign investees.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Typically these have taken the form of purchased put options or offsetting put and call options with different strike prices. The Company receives or pays, based on the notional amount of the option, the difference between the average exchange rate of the hedged currency against the base currency and the average (strike price) contained in the option. Complex instruments involving multipliers or leverage are not used. Although the purpose for using such derivatives is to mitigate currency risk, they do not qualify for hedge accounting under generally accepted accounting principles and accordingly, must be adjusted to market value at the end of each accounting period with gains or losses included in income.

The Company has occasionally used foreign currency forward contracts to hedge committed transactions when the terms of such a transaction are known and there is a high probability that the transaction will occur. Gains or losses on forward contracts pertaining to such transactions are deferred until the designated transaction is completed. The impact of the forward contract is then included with the results of the underlying transaction in the financial statements.

NOTE 2 - ACQUISITION OF PUBLIC SHARES

On June 20, 1997, the Company received a proposal from its majority shareholder, Waste Management, to acquire for $15.00 per share in cash all of the outstanding publicly held Wheelabrator shares that Waste Management does not already own. Waste Management owns approximately 67 percent of Wheelabrator's 156.6 million outstanding shares. The proposed transaction is subject to the approval of both a committee of the Company's independent directors and the holders of a majority of the Company's outstanding shares (other than shares held by Waste Management) voting at a stockholders' meeting. In June, the proposal was referred by the Company's Board of Directors to a special committee consisting solely of independent directors. The special committee subsequently retained independent legal and financial advisors to assist it in considering the proposal. Should the special committee ultimately recommend stockholder approval of a transaction with Waste Management, it is unlikely that a meeting of the Company's stockholders for the purpose of considering such a recommendation could occur before the first quarter of 1998. Several lawsuits have also been filed which seek, among other things, to enjoin the proposed transaction. See Part II - Other Information - Legal Proceedings for additional discussion.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 3 - ACQUISITIONS AND DIVESTITURES

Acquisitions:   No acquisitions were made during the first nine months of 1997.
During the first nine months of 1996, the Company acquired for $7.0 million in cash and assumed debt, an industrial cogeneration facility in Martell, California, and several wastewater treatment operating contracts that were subsequently sold as part of the discontinued operations discussed below. Also during 1996, the Company acquired a 20 percent interest in Glegg Industries ("Glegg"), a privately held ultrapure water company, for $15.4 million. In conjunction with the water business divestiture, Glegg's majority owners acquired the right to repurchase Wheelabrator's interest before March 31, 1999, at the Company's original purchase price. Accordingly, this investment is now being accounted for using the cost method of accounting. The pro forma effect of the 1996 acquisitions and investment is not material.

Discontinued Operations: In November 1996, Wheelabrator sold its water-related equipment manufacturing and process systems businesses, including substantially all of the Company's foreign operations and also certain air pollution control units, to United States Filter Corporation ("U.S. Filter") for $369.6 million in cash. The discussions also led to a definitive agreement with U.S. Filter in early 1997 to sell the Company's water and wastewater facility operations and privatization business. In April 1997, the Company completed the sale of its water and wastewater operations and maintenance subsidiary for 2.3 million registered shares of U.S. Filter common stock. The discontinued businesses (collectively the "Water Business") have been segregated, and the accompanying consolidated balance sheets, statements of income and related footnote information have been restated. In the second quarter, Wheelabrator recorded a gain on the Water Business divestiture of $1.2 million after tax. In the third quarter, the Company liquidated its U.S. Filter stock holdings for $68.5 million and reported a $4.5 million pretax gain on the transaction in other income.

Revenues of the discontinued businesses were $14.3 million in 1997 versus $358.0 million in the first nine months of 1996. Results of operations during 1997 were not material and were recognized as part of the gain recorded in the second quarter.

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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


In the third quarter of 1996, Rust sold its industrial scaffolding business. Wheelabrator's equity in the gain on the sale was not material and was included in equity in earnings of affiliates.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of regulatory flow control laws. Such laws typically involve a local government specifying a jurisdictional disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld nonregulatory means by which municipalities may effectively control the flow of municipal solid waste. In addition, federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. There can be no assurance that such alternatives to regulatory flow control will in every case be found to be lawful or that such legislation will be enacted into law.

The Supreme Court's 1994 ruling and subsequent court decisions have not had a material adverse effect to date on any of the Company's trash-to-energy operations. In the event that remedial legislation is not adopted, the Company believes that affected local governmental bodies with contractual obligations to the Company may endeavor to implement alternative lawful means to direct the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict which of the Company's customers will attempt such efforts and, if attempted, whether such efforts would be successful, or what impact, if any, this matter generally might have on the Company's trash-to-energy facilities.

The Company's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. On May 1, 1997, the Third Circuit Court of Appeals ("Third Circuit") permanently enjoined the State of New Jersey from enforcing its franchise system as a form of unconstitutional solid waste flow control, but stayed the injunction for so long as any appeals were pending. On November 10, 1997, the United States Supreme Court announced its decision not to review the Third Circuit decision, thereby ending the stay. The State had continued to enforce flow control during the stay period.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Under the reimbursement agreement between the project company that owns the Gloucester facility and the bank that provides credit support to the project, the termination of the waste franchise constitutes an event of default. The Company and the credit support bank are presently discussing the consequences of these developments.

The New Jersey legislature has been considering various legislative solutions, including a bill to authorize counties and county authorities to implement a constitutionally permissible system of "economic flow control" designed to recover waste disposal costs previously incurred in reliance on the State's franchise system. The Company currently believes that, through either legislative action or a project recapitalization, the Gloucester project can be restructured to operate profitably in the absence of regulatory flow control.

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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

NOTE 5 - ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share" ("EPS"). This statement supersedes Accounting Principles Board Opinion ("APB") No. 15. Primary EPS is replaced with a presentation of Basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. In addition, Fully Diluted EPS is replaced with Diluted EPS. Diluted EPS gives effect to all common shares that would have been outstanding if shares related to all potentially dilutive securities (such as stock options) had been issued. FAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the statement becomes effective, all prior periods presented must be restated. The computation of Wheelabrator's EPS in accordance with FAS No. 128 produces essentially the same results for the three months and nine months ended September 30, 1996 and 1997 as the Company's current computation under APB No. 15.

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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

On June 20, 1997, the Company received a proposal from its majority shareholder, Waste Management, to acquire for $15.00 per share in cash all of the outstanding publicly held Wheelabrator shares that Waste Management does not already own. Waste Management owns approximately 67 percent of Wheelabrator's 156.6 million outstanding shares. The proposed transaction is subject to the approval of both a committee of the Company's independent directors and the holders of a majority of the Company's outstanding shares (other than shares held by Waste Management) voting at a stockholders' meeting. In June, the proposal was referred by the Company's Board of Directors to a special committee consisting solely of independent directors. The special committee subsequently retained independent legal and financial advisors to assist it in considering the proposal. Should the special committee ultimately recommend stockholder approval of a transaction with Waste Management, it is unlikely that a meeting of the Company's stockholders for the purpose of considering such a recommendation could occur before the first quarter of 1998. Several lawsuits have also been filed which seek, among other things, to enjoin the proposed transaction. See Part II - Other Information - Legal Proceedings for additional discussion.

In November 1996, Wheelabrator sold its water-related equipment manufacturing and process systems businesses to United States Filter Corporation ("U.S. Filter") for $369.6 million in cash. The discussions also led to a definitive agreement with U.S. Filter in early 1997 to sell the Company's water and wastewater facility operations and privatization business. In April 1997, the Company completed the sale of its water and wastewater operations and maintenance subsidiary for 2.3 million registered shares of U.S. Filter common stock. These businesses (collectively the "Water Business") have been accounted for as discontinued operations in the accompanying financial statements. In the second quarter, Wheelabrator recorded a gain on the Water Business divestiture of $1.2 million after tax. In the third quarter, the Company liquidated its U.S. Filter stock holdings for $68.5 million and reported a $4.5 million pretax gain on the transaction in other income.

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

In the third quarter of 1996, Rust sold its industrial scaffolding business. Wheelabrator's equity in the gain on the sale was not material and was included in equity in earnings of affiliates.

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

Results of Operations
---------------------

For the three months ended September 30, 1997, consolidated revenue was $249.9 million and income from continuing operations and net income were both $48.3 million, or $0.31 per share. In the third quarter of 1996, consolidated revenue was $242.7 million, income from continuing operations was $44.8 million, or $0.28 per share, and net income was $48.1 million, or $0.30 per share.

For the nine months ended September 30, 1997, consolidated revenue was $754.1 million, income from continuing operations was $126.5 million, or $0.79 per share, and net income was $127.7 million, or $0.80 per share. In the comparable 1996 period, consolidated revenue was $706.6 million, income from continuing operations was $127.4 million, or $0.74 per share, and net income was $138.4 million, or $0.81 per share.

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

Revenue in 1997 included $12.8 million and $47.0 million of construction revenue for the three and nine-month periods, respectively, related to the retrofit of the Pinellas County, Florida, trash-to-energy facility and construction of a biosolids compost facility for Burlington County, New Jersey. There was no construction revenue during the first nine months of 1996. New industrial cogeneration plants (so-called "inside-the-fence" facilities) acquired in 1996 contributed $4.1 million of revenue for the quarter and $14.3 million for the first nine months. The Company is attempting to leverage its energy plant operating capabilities and project financing expertise by owning and/or operating inside-the-fence power plants for industrial customers. The Company's second pelletizer facility in Baltimore, Maryland, began commercial operations during the quarter and contributed $1.3 million to revenue. Revenue from existing business decreased for the quarter and nine-month period due to land spreading divestitures and a lack of new air pollution control group business from third parties, offsetting growth at existing energy and thermal plants. The Company's plant operations, land spreading, air business and construction represented 83 percent, 9 percent, 3 percent and 5 percent, respectively, of consolidated revenue in the third quarter of 1997, versus 81 percent, 11 percent, 8 percent and 0 percent, respectively, during the third quarter of 1996. For the nine-month period ended September 30, 1997, the Company's plant operations, land spreading, air business and construction represented 81 percent, 8 percent, 5 percent and 6 percent, respectively, of consolidated revenue versus 83 percent, 10 percent, 7 percent and 0 percent during the comparable 1996 period.

Operating income of $78.1 million for the quarter and $220.2 million for the first nine months was $1.6 million and $0.7 million, respectively, higher than the comparable 1996 periods. Excluding construction margin, operating income was flat for the quarter due to operating income from the new inside-the-fence facilities and improved profitability from the 1996 land spreading restructuring being offset by a $2.0 million litigation reserve. For the nine-month period, again excluding construction margin, operating income declined $4.5 million. Increased maintenance expense, higher environmental compliance costs at the New York Organic Fertilizer Company ("NYOFCO") biosolids pelletizer project, and the fact that certain energy plant purchases are no longer eliminated due to the Water Business divestiture all contributed to the nine-month operating income decline. Selling and administrative expenses declined $0.4 million for the quarter and $1.9 million for the nine months due to reduced corporate overhead from the Water Business divestiture and from the 1996 land spreading restructuring. Operating margin for the quarter, excluding construction margin, improved almost a full percentage point versus the comparable 1996 quarter to
32.3 percent.

Income from continuing operations increased $3.5 million for the quarter and decreased $0.8 million for the nine months versus the comparable 1996 periods. During the quarter,

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

the Company recognized a $4.5 million pretax gain from the liquidation of the U.S. Filter common stock received in connection with the Water Business sale. The gain was partially offset by $1.8 million of nonoperating real estate asset writedowns. Included in the 1997 nine-month period is the indirect impact on the Company ($4.8 million) of a charge recognized by an equity investee of Rust, OHM Corporation. Absent this charge, 1997 income from continuing operations would have been $131.3 million through nine months. This represents a $3.9 million increase from the prior year as favorable interest earnings offset lower equity income from both Rust and WM International. The earnings per share impact of lower income from continuing operations for the year-to-date period was mitigated by lower average shares outstanding due to share repurchases.

Net income for the nine months includes a $1.2 million after tax gain on the Water Business divestiture. Prior year quarter and nine-month results include discontinued Water Business operations and equity income from Rust discontinued operations totaling $3.3 million for the quarter and $11.1 million for the nine months.

Other Items
-----------

Interest: Interest expense for the third quarter and first nine months of 1997 decreased $1.5 million and $2.1 million, respectively, compared with the prior year, due mainly to short-term borrowings from Waste Management incurred in connection with the second quarter 1996 share repurchases. Interest income increased $4.6 million and $10.4 million, respectively, from the third quarter and first nine months of 1996 because of higher average invested balances, which included proceeds from the Water Business sale.

Equity in Earnings of Affiliates: Equity income from the continuing operations of Wheelabrator's affiliates for the third quarter and nine months ended September 30, totaled $5.1 million and $8.9 million, respectively, in 1997 and $6.4 million and $16.7 million, respectively, in 1996. The Company's equity in Rust's earnings for the third quarter was flat compared to the prior year, and down $5.2 million for the nine-month period. Write-offs taken by OHM Corporation in the second quarter of 1997 accounted for $4.8 million of the nine-month decrease. The Company's equity in WM International's earnings decreased $1.2 million for the third quarter and $2.3 million for the nine months due to translation losses resulting from the strength of the British pound against other world currencies and a reduction of its equity income resulting from the 1996 sale of its minority interest in Wessex Water Plc.

Income Taxes:   The Company's effective tax rates excluding equity income, which is reported net of tax, for the nine months ended September 30, 1997 and 1996, were 39.5 percent and 38.9 percent, respectively. On a go-forward basis, the Company expects its

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

effective tax rate excluding equity income to be between 39.0 and 40.0 percent.

Discontinued Operations: As previously discussed, in 1996, the Company decided to divest its Water Business. This business included the Company's domestic and international water process systems and equipment manufacturing units, its water and wastewater treatment plant operations and privatization business, its material cleaning company, and certain specialized air pollution control units. Revenues of the discontinued businesses were $14.3 million in 1997 versus $358.0 million in the first nine months of 1996. Results of operations during 1997 were not material and were recognized as part of the gain recorded in the second quarter.

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

Accounting Pronouncements: In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share" ("EPS"). This statement supersedes Accounting Principles Board Opinion ("APB") No. 15. Primary EPS is replaced with a presentation of Basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. In addition, Fully Diluted EPS is replaced with Diluted EPS. Diluted EPS gives effect to all common shares that would have been outstanding if shares related to all potentially dilutive securities (such as stock options) had been issued. FAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the statement becomes effective, all prior periods presented must be restated. The computation of Wheelabrator's EPS in accordance with FAS No. 128 produces essentially the same results for the three months and nine months ended September 30, 1996 and 1997 as the Company's current computation under APB No. 15.

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

Financial Condition
-------------------

Liquidity and Capital Resources: Operating activities continue to be Wheelabrator's principal source of liquidity and provided $101.1 million of cash for the first nine months of 1997 compared to $207.2 million during the same period of 1996. The majority of the decrease was attributable to approximately $65 million of tax payments resulting from the Water Business sale to U.S. Filter, cash generated last year by the discontinued Water Business, increased income tax payments resulting from the reversal of deferred income tax timing differences, and the payment of approximately $8 million of previously accrued costs related to the Company's casualty insurance program.

Investing activities provided $75.6 million of cash during the first nine months of 1997. During the comparable 1996 period, investing activities utilized $66.1 million of cash. The Company received $10.5 million from the disposal of discontinued operations during 1997 as certain amounts held in escrow were released. During the third quarter of 1997, the Company received $68.5 million from the liquidation of the U.S. Filter stock holdings which it had received in connection with the Water Business sale. Wheelabrator spent $5.2 million on project construction during the first nine months of 1997 versus $34.4 million in 1996, primarily because of lower construction activity on a second Company-owned pelletizer facility in Baltimore, Maryland. The majority of the 1997 construction activity was funded by draw downs from investments held by trustees. Nonproject capital expenditures were $13.7 million and $22.4 million in the first nine months of 1997 and 1996, respectively. There were no acquisitions made during the first nine months of 1997. During the first nine months of 1996, acquisitions used $7.0 million in cash and assumed debt. Also during 1996, the Company acquired a 20 percent interest in Glegg Industries ("Glegg"), a privately held ultrapure water company, for $15.4 million. In conjunction with the Water Business divestiture, Glegg's majority owners acquired the right to repurchase Wheelabrator's interest before March 31, 1999, at the Company's original purchase price. Accordingly, this

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

investment is now being accounted for using the cost method of accounting. The pro forma effect of the 1996 acquisitions and investment is not material.

Financing activities required $68.9 million and $188.3 million of cash during the first nine months of 1997 and 1996, respectively. Wheelabrator repurchased
18.9 million shares of its common stock at an aggregate cost of $303.0 million ($0.2 million of which was in accounts payable at September 30, 1996) during the first nine months of 1996. During 1997, Wheelabrator repurchased 5.1 million shares of its common stock in open market transactions at an aggregate cost of $67.4 million, none of which were purchased in the third quarter. The Company is authorized to repurchase approximately 24.9 million additional shares of its common stock during 1997 and 1998 on the open market or in privately negotiated or other transactions. However, given the Waste Management offer to acquire the outstanding publicly held shares of Wheelabrator, the Company has suspended its repurchase activity.

The Company currently expects that its major uses of capital during the balance of 1997 will include spending on facility retrofits related to the Clean Air Act Amendments of 1990 (see Contingencies below), scheduled debt repayments, and nonproject capital expenditures. The Company completed a $13.9 million refinancing of the tax-exempt project debt on its Claremont, New Hampshire, facility in January 1997 and a $24.9 million limited-recourse financing associated with the Lassen, California, facility in April 1997.

Wheelabrator had net working capital of $351.4 million as of September 30, 1997, compared with net working capital of $186.5 million at December 31, 1996. Included in September 30, 1997, working capital was $413.9 million in cash and cash equivalents. This cash, short-term borrowings from Waste Management and cash generated by operating activities are expected to be sufficient to meet the Company's anticipated short-term capital expenditure, debt retirement, and operating liquidity needs. Pursuant to the Master Intercorporate Agreement, which governs borrowings and lending between the Company and Waste Management, Wheelabrator may borrow up to $100.0 million in excess of any amounts loaned to Waste Management. This agreement automatically renews annually unless either party provides 90-day notice of termination. Acquisition and development activities may be funded by external, long-term financing of certain unleveraged projects, in addition to using available internally-generated cash, proceeds of the 1997 Lassen project financing and the after-tax proceeds from the liquidation of the U.S. Filter stock received in connection with the second-stage Water Business divestiture transaction. Wheelabrator's ratio of total debt to total capital was approximately 42 percent at September 30, 1997, which the Company believes to be indicative of additional unused borrowing capacity given its historically strong ability to generate cash from operations.

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

Derivatives: In connection with the Lassen financing, the Company entered into an interest rate swap agreement to manage the impact of changes in interest rates on the underlying variable rate term loan. Under the agreement, Wheelabrator pays a fixed interest rate and receives floating interest rate payments over the term of the agreement without the exchange of the underlying notional amount. The $24.7 million notional amount of this agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Differences paid or received are recognized in the financial statements as a part of interest expense on the underlying debt over the life of the agreement. Wheelabrator's use of derivatives has not been and is not expected to be material to the Company's financial statements.

Contingencies: In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of regulatory flow control laws. Such laws typically involve a local government specifying a jurisdictional disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld nonregulatory means by which municipalities may effectively control the flow of municipal solid waste. In addition, federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. There can be no assurance that such alternatives to regulatory flow control will in every case be found to be lawful or that such legislation will be enacted into law.

The Supreme Court's 1994 ruling and subsequent court decisions have not had a material adverse effect to date on any of the Company's trash-to-energy operations. In the event that remedial legislation is not adopted, the Company believes that affected local governmental bodies with contractual obligations to the Company may endeavor to implement alternative lawful means to direct the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict which of the Company's customers will attempt such efforts and, if attempted, whether such efforts would be successful, or what impact, if any, this matter generally might have on the Company's trash-to-energy facilities.

The Company's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. On May 1, 1997, the Third Circuit Court of Appeals ("Third Circuit") permanently enjoined the State of New Jersey from enforcing its franchise system as a form of unconstitutional solid waste flow control, but stayed the injunction for so long as any appeals were pending. On November 10, 1997, the

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

United States Supreme Court announced its decision not to review the Third Circuit decision, thereby ending the stay. The State had continued to enforce flow control during the stay period.

Under the reimbursement agreement between the project company that owns the Gloucester facility and the bank that provides credit support to the project, the termination of the waste franchise constitutes an event of default. The Company and the credit support bank are presently discussing the consequences of these developments.

The New Jersey legislature has been considering various legislative solutions, including a bill to authorize counties and county authorities to implement a constitutionally permissible system of "economic flow control" designed to recover waste disposal costs previously incurred in reliance on the State's franchise system. The Company currently believes that, through either legislative action or a project recapitalization, the Gloucester project can be restructured to operate profitably in the absence of regulatory flow control.

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

Outlook
-------

The Company's principal focus is on further optimizing operations while pursuing domestic opportunities to own and operate inside-the-fence power plants for industrial customers. In addition, development or acquisition of trash-to-energy and other waste fuel-fired power plants will be pursued on an opportunistic basis both domestically and internationally. Such development activities typically require multi-year efforts.

The Company expects the profitability of two of its facilities to be negatively impacted within a year. The Shasta project will reach the end of the ten-year fixed price portion of its power sales contract with Pacific Gas and Electric Co. and will begin to receive significantly lower, avoided cost-based electric rates. The exact end date is currently the subject of litigation. In addition, NYOFCO will reach the end of its initial five-year contract with New York City on June 30, 1998. The terms of the renewal, which are subject to final approval by New York City, will result in lower revenue and lower operating margins, in part because the initial contract provided for Wheelabrator to recover its invested capital in NYOFCO during the five-year contract term. On a combined basis, these two contract matters are expected to decrease 1998 revenue and net income by approximately $44 million and $17 million, respectively. Revenue and net income are anticipated to decline approximately an additional $31 million and $9 million, respectively, in 1999 as the full year impact of these contract changes is recognized.

The Company continues to anticipate cash flow from operations in 1997 of approximately $220 million before approximately $100 million of tax payments relating to the Water Business sale, utilization of approximately $30 million of previously unavailable tax credits, and capital expenditures of $30 to $40 million.

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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

The business in which the Company is engaged is intrinsically connected with the protection of the environment, and the potential exists for the discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action in which governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. At September 30, 1997, the Company was not involved in any such proceeding where the Company believes sanctions involved may exceed $100,000.

Several purported class action lawsuits and one purported derivative lawsuit seeking injunctive relief and unspecified money damages were filed in the Chancery Court for New Castle County, Delaware against the Company, Waste Management, Inc., formerly known as WMX Technologies, Inc. ("Waste Management"), and individual directors of the Company in connection with the June 20, 1997, proposal by Waste Management, the Company's majority stockholder, to acquire all of the shares of the Company's common stock which Waste Management does not own (the "Waste Management Proposal"). The Waste Management Proposal contemplates a merger in which the Company's stockholders would receive $15.00 in cash per share of the Company's common stock, subject to the approval of both a special committee consisting of independent directors of the Company and the holders of a majority of the Company's outstanding shares (other than shares held by Waste Management) voting at a stockholders' meeting. The lawsuits allege, among other things, that the defendants have breached fiduciary duties to the Company's minority stockholders because the merger consideration contemplated by the Waste Management Proposal is inadequate and unfair. In addition, the purported derivative lawsuit alleges that the Waste Management Proposal is part of a plan to permit Waste Management to misappropriate the Company's corporate opportunity to repurchase its own shares. The Company believes that its actions and those of its Board of Directors in connection with the Waste Management Proposal have been in accordance with Delaware law. Accordingly, the Company intends to contest these lawsuits vigorously.

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

ITEM 5 - Other Information

On October 29, 1997, the Chairman of the Company's Board of Directors, Ronald T. LeMay, resigned, effective immediately. On November 10, 1997, the Company's Board of Directors appointed Robert S. Miller to fill the vacancy, and elected Mr. Miller Chairman of the Board of Directors.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:

     The exhibits to this report are listed on the Exhibit Index elsewhere herein.

(b)  Reports on Form 8-K:

     During the quarter ended September 30, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WHEELABRATOR TECHNOLOGIES INC.



                              /s/ Robert J. Gagalis
                              ------------------------------
                              Vice President, Chief Financial
                              Officer and Treasurer

November 14, 1997

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