Form 10-K405/A
period 1996-12-31
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1998-03-02
CIK 790159

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               -----------------
                                  (Mark One)

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
     Title of Each Class                                 on Which Registered
     -------------------                                 -------------------
Common Stock, $0.01 par value                           New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X   No ____
                                     ---

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

                                    PART I

Item 1 -- Business

General

     Wheelabrator Technologies Inc. is a leading developer of facilities and systems for, and provider of services to, the trash-to-energy and waste fuel powered independent power markets. The Company develops, arranges financing for, operates and owns facilities that dispose of trash and other waste materials in an environmentally acceptable manner by recycling them into electrical or steam energy. The Company is also pursuing the development, ownership and/or operation of power plants for industrial customers. In addition, the Company is involved in the treatment and management of biosolids resulting from the treatment of wastewater by converting them into useful fertilizers and the recycling of organic wastes into compost material useable for horticultural and agricultural purposes. Finally, the Company designs and installs technologically advanced air pollution control systems and equipment.

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

     The Company (then known as The Henley Group, Inc.) was incorporated in Delaware in December 1985. The name of the Company was changed in December 1988 to The Wheelabrator Group Inc. and again in August 1989 to Wheelabrator Technologies Inc. Unless the context indicates to the contrary, as used in this report, the term "Company" refers to Wheelabrator Technologies Inc. and its subsidiaries. Unless otherwise indicated, all statistical and financial information under Item 1 and Item 2 of this report is given as of December 31, 1996

     Approximately 65% of the Company's common stock, par value $0.01 per share (the "Common Stock"), outstanding as of March 1, 1997 was owned by Waste Management, Inc. (formerly named WMX Technologies, Inc.) ("WMX") or its affiliates.

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

     The Company also develops, operates and, in some cases, owns independent power projects, which either cogenerate electricity and thermal energy or generate electricity alone for sale to customers, including utilities and private industry. Cogeneration is a technology which allows the simultaneous production of two or more useful forms of energy from a single primary fuel source, thus providing a more efficient use of a fuel's total energy content. These power systems use waste wood, waste tires, waste coal or natural gas as fuel, and employ state-of-the-art technology, such as fluidized-bed combustion, to ensure the efficient burning of fuel with reduced emission levels. The Company acquired two industrial cogeneration plants (so-called "inside-the-fence" facilities) during the year as part of its strategy to leverage its energy plant operating capabilities and project financing expertise by owning and/or operating power plants for industrial customers. The first facility, located in Martell, California, was acquired in February 1996 and the second plant, located in Anderson, California, near one of the Company's other facilities, was purchased in November 1996.

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

     Air Quality The Company's subsidiaries design and install advanced air pollution control equipment. The Company offers electrostatic precipitators, flue-gas desulfurization systems (scrubbers), and fabric-filter systems (baghouses), which remove pollutants from the emissions of the Company's trash-to-energy facilities as well as power plants and other industrial facilities. The Company also designs, constructs and maintains tall concrete chimneys and storage silos. The Company's expertise in air pollution control technologies and chimney design and construction are used in the design and construction of the Company's trash-to-energy facilities, which the Company believes strengthens its competitive position.

Regulation

     While in general the Company's businesses have benefited substantially from increased governmental regulation, the industry itself is subject to extensive and evolving regulation by federal, state, local and foreign authorities. Due to the complexity of regulation of the industry and to public pressure, implementation of existing and future laws, regulations or initiatives by different levels of government may be inconsistent and difficult to foresee. In addition, the demand for certain of the Company's services may be adversely affected by the amendment or repeal, or reduction in enforcement of, federal, state and foreign laws and regulations on which the Company's businesses engaged in providing such services are dependent. Demand for certain of the Company's services may also be adversely affected by delays or reductions in funding, or failure of legislative bodies to fund, agencies or programs under such laws and regulations. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations but is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed or enforced, or any failure or delay in enactment or enforcement of legislation or regulations or funding of government agencies or programs, in the future may affect its operations.

     The Company's business activities are subject to environmental regulation under the same federal, state and local laws and regulations which apply to the Company's customers, including the Clean Air Act, as amended, the Clean Water Act, as amended, and the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). The Company believes that it conducts its businesses in an environmentally responsible manner and believes itself to be in material compliance with applicable laws and regulations. The Company does not anticipate that maintaining compliance with current requirements will result in any material decrease in earnings. There can be no assurance, however, that such requirements will not change so as to require significant additional expenditures. In particular, within the next several years, the air pollution control systems at certain trash-to-energy facilities owned or leased by the Company most likely will be required to be modified to comply with more stringent air pollution control standards adopted by the EPA in October 1995 for municipal waste combusters. The compliance dates will vary by facility, but subject to the final decision in certain litigation which could result in up to an 18-month delay in the deadlines, all affected facilities most likely will be required to be in compliance with the standards by the end of the year 2000. Currently available technologies will be adequate to meet the new standards. Although the total expenditures required for such modifications are estimated to be $190 million to $230 million, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements generally allow the Company to recover from customers the majority of incremental capital and operating costs. There can be no assurance, however, that the Company would be able to recover, for each project, all such increased costs from its customers. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could affect the manner in which the Company operates its projects and conducts its business, including the handling, processing or disposal of the wastes, by-products and residues generated thereby.

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

     The Supreme Court's 1994 ruling and subsequent court decisions have not to date had a material adverse effect on any of the Company's trash-to-energy facilities. Federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. In the event that such legislation is not adopted, the Company believes that affected municipalities will endeavor to implement alternative lawful means to continue controlling the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict whether such efforts would be successful or what impact, if any, this matter might have on its trash-to-energy facilities.

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

Patents, Trademarks, Licenses and Other Agreements

     The Company owns or licenses a number of patents and patent applications or other proprietary technology that are important to various aspects of its business. While certain of such licenses or patented technology may be material to the development of a given project, the Company believes that its overall business depends primarily on such factors as project development capability, engineering skill, and research and production techniques rather than on patent protection. The Company owns several patents for a heavy metal stabilization technology marketed worldwide as the WES-Phix Process. The Company uses this process to stabilize ash residues from its trash-to-energy facilities, and also licenses the process to other facilities. In 1997, the Company plans to market the process to other industries for the stabilization of wastes such as foundry sands, baghouse dusts, and contaminated soils.

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

Master Support Agreement

     Under a Master Support Agreement between Resco Holdings Inc. ("Resco"), a wholly-owned subsidiary of the Company, and AlliedSignal Inc. ("AlliedSignal"), Resco is required to reimburse AlliedSignal for any credit support payments AlliedSignal is required to make under various credit support agreements with respect to trash-to-energy projects of Resco. In addition, Resco is required to maintain its Consolidated Tangible Net Worth (as defined in the Master Support Agreement) at an amount equal to $549.8 million, which amount is automatically increased (but not decreased) to 90% of Resco's Consolidated Tangible Net Worth at the end of each quarter. As of December 31, 1996, Resco was in compliance with this provision. Resco is prohibited from paying cash dividends or acquiring any shares of its capital stock if its Consolidated Tangible Net Worth is, or would as a consequence of such payment or acquisition be, less than the required amount. The Master Support Agreement also restricts the ability of Resco to subject its property or the properties of its subsidiaries to liens securing indebtedness for money borrowed or similar indebtedness and may require Resco, under certain circumstances, to refinance indebtedness of trash-to-energy projects for which AlliedSignal's credit support is provided. AlliedSignal is providing credit support in respect of one of the Company's trash-to-energy facilities pursuant to the Master Support Agreement, which support represents a potential exposure to Allied Signal of less than $1.8 million.

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

     On December 2, 1996, the Company completed the disposition to United States Filter Corporation ("U.S. Filter") of its industrial water process, manufacturing and custom-engineered systems businesses for $369.6 million in cash. Ten million dollars of the purchase price has been placed in escrow which will be released to the Company upon the receipt of certain approvals with respect to the transfer to U.S. Filter of a carbon reactivation facility which constituted a portion of the purchased assets. In conjunction with the sale, the parties also entered into a Business Development Agreement which provides that U.S. Filter will promote to its customers various of the Company's businesses in consideration of which the Company has agreed to pay to U.S. Filter an aggregate of $25 million over five years. The businesses that were sold provide a broad range of water and wastewater engineering, technology and systems, including the businesses located in the United States, The Netherlands, Singapore, Taiwan, Australia, England, France, Japan, Germany and Spain.

     On February 20, 1997, the Company and U.S. Filter entered into a definitive agreement pursuant to which U.S. Filter agreed to purchase the Company's water privatization, industrial outsourcing and contract operations business. The purchase price is $77.4 million plus the aggregate amount of payments made to U.S. Filter under certain existing subcontracts between the Company and U.S. Filter. The purchase price is payable in the stock of U.S. Filter. The Company has agreed not to sell the stock prior to June 30, 1997. The Company anticipates liquidating such stock subsequent to that time. The Company and U.S. Filter have also entered into a Business Development Agreement which provides that U.S. Filter will promote to its customers various of the Company's businesses in consideration of which the Company has agreed to pay to U.S. Filter an aggregate of $5 million over three years. It is anticipated that this transaction will close in the second quarter of 1997. However, the closing of this transaction is conditioned upon numerous events and the Company can give no assurances that the conditions precedent will be met or met by such time.

Equity Investments

Rust International Inc.

     The Company owns approximately 40% of the outstanding common stock of Rust, and the remaining shares are held by CWM (56%) and WMX (4%). Rust, through its subsidiaries, provides environmental and infrastructure engineering and consulting services and on-site industrial services. Rust also has an approximately 41% interest in NSC Corporation, a publicly traded provider of asbestos abatement and other specialty contracting services and an approximately 37% interest in OHM Corporation, a publicly traded provider of environmental remediation services. It has been announced that it is the intention of Rust to sell its domestic and international environmental and infrastructure engineering and consulting businesses. In June 1996, Rust sold its process engineering and construction business to Raytheon Engineering, Inc.; in September 1996, Rust sold its scaffolding services business to Brand Scaffold Services, Inc. for approximately $190 million and during 1996 and early 1997, Rust sold various industrial service businesses.

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

     Rust Industrial Services Inc., a subsidiary of Rust ("RIS"), performs a variety of types of industrial services -- water blasting, tank cleaning, explosives blasting, chemical cleaning, industrial vacuuming, catalyst handling, and separation technologies -- primarily for clients in the petrochemical, chemical, and pulp and paper industries, utilities and, to a lesser extent, the public sector. RIS assists clients in the nuclear and utility industries in solving electrical, mechanical, engineering and related technical services problems.

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

     WM International's business may broadly be characterized into two areas of activity, collection services and treatment and disposal services. The following table shows the derivation of WM International's revenues for the years indicated and includes revenue from construction of treatment or disposal facilities for third parties under "Treatment and Disposal Services":

                                             Year Ended December 31,
                                           ---------------------------
                                           1994        1995       1996
                                           ----        ----       ----
    Collection Services..............        64%         64%        65%
    Treatment and Disposal Services..        36%         36%        35%

    The bulk of WM International's operations and revenues are derived from the acquisition from 1990 to 1995 of numerous companies and interests in Europe. However, with its acquisition goals largely completed, WM International has engaged in only a few additional small acquisitions since 1995 and has begun to dispose of certain operations which do not fit its long-term strategy.

    In accordance with its objective of maintaining a local identity, WM International, in certain cases, also operates through other companies or joint ventures in which WM International and its affiliates own less than a 100% interest. For example, through a joint venture with Wessex Water Plc, an English publicly traded company providing water treatment, water distribution, wastewater treatment and sewerage services ("Wessex"), WM International provides waste management and related services in the United Kingdom.

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

Collection Services

    Collection services include collection and transportation of solid, hazardous and medical wastes and recyclable material from residential, commercial and industrial customers. WM International provided collection services as of December 31, 1996 to governmental and private customers in ten European countries, Argentina, Australia and New Zealand. Business is obtained through public bids or tenders, negotiated contracts, and, in the case of commercial and industrial customers, direct contracts. WM International operates 318 collection and staging facilities and 76 waste transfer facilities.

    Residential solid waste collection is normally performed by WM International pursuant to municipal contracts. WM International has approximately 1,420 municipal contracts, serving more than 6.3 million residential properties. The scope, specifications, services provided and duration of such contracts vary substantially, with some contracts encompassing landfill disposal of collected waste, street-sweeping and other related municipal services. The largest number of municipal contracts held by WM International is in Italy where WM International services approximately 1,85 million residential properties. Pricing for municipal contracts is generally based on volume of waste, number and frequency of collection pick-up, and disposal arrangements. Longer-term contracts typically have formulae for periodic price increases or adjustments. WM International also provides curbside recycling services.

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

     Once collected, solid wastes may be processed in a recyclables processing facility for sale or other disposition for use in various applications. Unprocessed solid wastes, or the portion of the waste stream remaining after recovery of recyclable materials, require disposal, which may be accomplished through incineration (in connection with which the energy value may be recovered in a trash-to-energy facility) or through disposal in a solid waste landfill. The relative use of landfills versus incinerators differs from country to country and will depend on many factors, including the availability of land, geological and hydrological conditions, the availability and cost of technology and capital, and the regulatory environment. The main determinants of disposal method are the disposal costs at local landfills, as incineration is generally more expensive, community preference and regulatory provisions.

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

Name and Title                  Age   Business Experience
--------------                  ---   -------------------
Dean L. Buntrock,............    65   A director since 1988 and Chairman of the Board since March 1997.
 Chairman of the Board                Director and Chairman of the Board of WMX since 1968 and Chief
                                      Executive Officer of WMX from 1968 until June 1996 and from
                                      February 1997 to the present. Mr. Buntrock is also a director of
                                      Boston Chicken, Inc. and WM International.

John M. Kehoe, Jr...................           63     A director of the Company since May 1996.  Appointed Chief
 President and Chief Executive                        Executive Officer in January 1997.  President and Chief Operating
 Officer                                              Officer of the Company since January 1993.  Vice President of the
                                                      Company from December 1991 through December 1992.  President of
                                                      Wheelabrator Environmental Systems Inc. ("WESI"), a subsidiary of the Company, from November 1990. Managing Director of the Company from June 1988 to November 1990.

Robert J. Gagalis...................           42     Vice President, Chief Financial Officer and Treasurer since
 Vice President, Chief Financial                      January 1997.  Vice President Finance in the Energy Line of
 Officer and Treasurer                                Business from March 1996 to January 1997 and Staff Vice
                                                      President, Corporate Development from August 1994 to March 1996.
                                                      Director of Corporate Development from August 1993 to August
                                                      1994.  Vice President and Chief Financial Officer of  Signal
                                                      Capital Corporation for 1986 to 1993.

Richard S. Haak, Jr.................           42     Controller of the Company since November 1993 and a Vice
 Controller                                           President since March 1997.  Vice President and
                                                      Controller-Operations of WESI from September 1987 until November
                                                      1993.


Lawrence W. Plitch                             46     Vice President and General Counsel since January 1997.  Vice
 Vice President and General Counsel                   President and General Counsel of WESI from 1994 to 1997. Vice
                                                      President and Deputy General Counsel of WESI from 1992 to 1994 and Assistant General Counsel of WESI from 1986 to 1992.

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

Projects in Operation


                                     Design         Design
            Project                  Output        Capacity                            Comments
            -------                  ------        --------                            --------
1.   Amarillo, Texas...............   N/A          3,500,000        Owned and operated since 1976 by the
     Coal Handling Facility                              TPY          Company and its predecessors.

2.   Anderson, California..........   42mW         N/A              Owned and operated by the Company since
     Gas fired Cogeneration
     Facility

3.   Anderson, California..........   6mW          210 TPD          Owned and operated by the Company since
     Wood Waste Cogeneration                                          mid-1993.
     Facility

4.   Baltimore, Maryland...........   60mW         2,250 TPD        Owned and operated by the Company from 1985
     Trash-to-Energy Facility                                         to 1988.  Operated by the Company since 1988
     Owner: Ford Motor Credit                                         under a long-term lease expiring in 2007,
     Company ("Ford Credit")                                          with certain renewal and purchase options.

5.   Baltimore, Maryland...........   N/A          110 DTPD         Owned and operated by the Company since
     Biosolids Dryer and                                              January 1995.
     Pelletizer (Back River
     Project)

6.   Bridgeport, Connecticut.......   70mW         2,250 TPD        Operated since 1988 by the Company under a
     Trash-to-Energy Facility                                         long-term lease expiring in 2009, with
     Owner: Ford Credit                                               certain renewal and purchase options.

7.   Broward County, Florida.......   70mW         2,250 TPD        Owned and operated by the Company since
     South Site                                                       mid-1991.
     Trash-to-Energy Facility

8.   Broward County, Florida.......   70mW         2,250 TPD        Owned and operated by the Company since
     North Site                                                       early 1992.
     Trash-to-Energy Facility

9.   Claremont, New Hampshire......   5mW          200 TPD          Owned and operated by the Company since 1987.
     Trash-to-Energy Facility

10.  Concord, New Hampshire........   14mW         575 TPD          Owned and operated by the Company since 1989.
     Trash-to-Energy Facility

11.  Earth, Texas..................   N/A          3,500,000        Owned and operated since 1982 by the Company
     Coal Handling Facility                              TPY          and its predecessors.

12.  Falls Township, Pennsylvania..   53mW         1,500 TPD        Owned and operated by the Company since
     Trash-Energy Facility                                            August 1994.

13.  Frackville, Pennsylvania......   47mW         1,700 TPD        Owned and operated by the Company since 1989.
     Anthracite Culm
     Cogeneration Facility

14.  Franklin, Ohio...............     N/A       4.5 MGD            Owned and operated by the Company since July
     MCD Franklin Wastewater                                          1995 under a long-term contract expiring in
     Treatment Plant                                                  2015, with certain renewal options.  This
                                                                      property is a part of the discontinued
                                                                      operations to be divested to U.S. Filter.

15.  Hagerstown, Maryland.........     N/A       16 DTPD            Operated by the Company since late 1992
     Biosolids Dryer and                                              under a lease expiring in 1998, with a
     Pelletizer                                                       renewal option.
     Owner: Hagerstown,
     Maryland

16.  Gloucester County, New Jersey    14mW       575 TPD            Owned and operated by the Company since 1990.
     Trash-to-Energy Facility

17.  Lisbon, Connecticut..........    13mW       500 TPD            Operated since January 1996 by the Company
     Trash-to-Energy Facility                                         under a long-term contract expiring in 2020.
     Owner: Eastern Connecticut
     Resource Recovery Authority

18.  Martell, California..........    18mW       800 DTPD           Operated by the Company since February 1996.
     Wood Waste Cogeneration                                          Owned and operated by the Company since May
     Facility                                                         1996.

19.  Millbury, Massachusetts......    45mW      1,500 TPD           Operated by the Company since 1987 under a
     Trash-to-Energy Facility                                         long-term lease expiring in 2007, with
     Owner: Ford Credit                                               certain renewal and purchase options.

20.  New York, New York...........     N/A       300 DTPD           Owned and operated by the Company since
     Biosolids Dryer and                                              mid-1993.
     Pelletizer

21.  North Andover, Massachusetts.    40mW      1,500 TPD           Owned and operated by the Company since 1985.
     Trash-to-Energy Facility

22.  Norwalk, California..........    28mW         N/A              Operated by the Company since 1988 under a
     Gas Cogeneration Facility                                        lease expiring in 2008, with an option to
     Owner: Signal Capital                                            buy, subject to prior rights of the State of
     Corporation                                                      California to purchase the lease and the
                                                                      facility after 2003.

23.  Pinellas County, Florida.....     5mW      3,000 TPD           Operated by the Company since 1983 under a
     Trash-to-Energy Facility                                         long-term contract expiring in 2003.
     Owner: Pinellas County,
     Florida

24.  Polk County, Florida.........    40mW      1,000 TPD           Owned and operated since August 1995 by a
     Urban Wood Waste-to-Energy                                       partnership in which the Company owns an 81%
     Facility                                                         interest.

25.  Saugus, Massachusetts........    40mW      1,500 TPD           Operated by the Company since 1975;
     Trash-to-Energy Facility                                         wholly-owned by the Company since 1987.


26.  Shasta County, California      49mW    2,400 TPD               Operated by the Company since 1988 under a
     Wood Waste Small Power                                           long-term lease expiring in 2007, with
     Production Facility                                              renewal and purchase options.
     Owner: Ford Credit

27.  Sherman Station, Maine..       18mW     800 TPD                Operated by a partnership in which the
     Wood Waste Cogeneration                                          Company has a 60% interest since 1986.
     Facility                                                         Leased by the Company under a long-term
     Owner: Chrysler Financial                                        contract expiring in 2006, with renewal and
     Corporation                                                      purchase options.

28.  Spokane, Washington.....       26mW     800 TPD                Operated by the Company since late 1991
     Trash-to-Energy Facility                                         under a long-term contract expiring in 2011.
     Owner: City of Spokane,
     Washington

29.  Tampa, Florida..........       20mW    1,000 TPD               Operated by the Company since 1988 under a
     Trash-to-Energy Facility                                         long-term contract expiring in 2005.
     Owner: City of Tampa,
     Florida

30.  Westchester County,.....       60mW    2,250 TPD               Owned and operated since 1984 by Westchester
     New York                                                         Resco Company L.P. ("Westchester Resco") (1)
     Trash-to-Energy Facility
------------------------------------------------------------------------------------------------------------------

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

          Project Under Construction

                                              Design           Design
                    Project                   Output          Capacity          Comments
                    -------                   ------          --------          --------
            Baltimore, Maryland                N/A            110 DTPD         Owned by the Company. Construction
            Biosolids Dryer and Pelletizer                                       expected to be completed in mid-1997.
            (Patapsco Project)


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

                                    PART II

Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters

     The Common Stock is traded on The New York Stock Exchange under the symbol "WTI." The table below sets forth by quarter, for the last two years, the high and low sales prices of the Common Stock on The New York Stock Exchange Composite Tape as reported by The Wall Street Journal (Midwest Edition) and also shows the cash dividends declared per share during such periods:

                                    Market Price (1)
                                  --------------------        Cash Dividends
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

Item 6 -- Selected Financial Data

     The following selected consolidated financial information for each of the five years in the period ended December 31, 1996 is derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is included in Item 8 of this report. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements, and the related Notes, included elsewhere in this report.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES CONSOLIDATED SELECTED FINANCIAL DATA - RESTATED
                -----------------------------------------------
                   (000s omitted, except per share amounts)



Years Ended December 31,                                1992           1993           1994           1995           1996
------------------------------------------------------------------------------------------------------------------------
Results of Operations
Revenue                                           $1,230,983     $  828,520     $  926,879     $  956,088     $  952,312
Income from continuing operations                    173,342        146,361        159,043        129,384        110,501
Net income                                           134,152        160,060        185,996        137,821          3,840
Weighted average common shares outstanding           187,100        187,800        189,100        184,400        168,900
Basic earnings per common share:
  Income from continuing operations               $     0.93     $     0.78     $     0.84     $     0.70     $     0.65
  Net income                                            0.72           0.85           0.98           0.75           0.02
Diluted earnings per common share:
  Income from continuing operations               $     0.92     $     0.77     $     0.84     $     0.70     $     0.65
  Net income                                            0.71           0.85           0.98           0.74           0.02

Dividends declared per common share                     0.04           0.08           0.10           0.11           0.12

Financial Condition (at year end)
Total assets                                      $2,905,015     $2,977,745     $3,099,606     $3,067,929     $3,046,783
Working capital                                      206,270        (14,650)       (48,067)        32,286        186,480
Long-term debt                                       857,330        777,111        735,855        703,855        800,153
Stockholders' equity                               1,039,343      1,283,796      1,422,941      1,448,287      1,145,880

 .    The Company has restated its consolidated financial statements to reflect certain adjustments recorded by Rust International Inc. ("Rust"). See
     Note 3 of the Notes to Consolidated Financial Statements as it pertains to Rust.

 .    Certain prior period amounts have been reclassified to conform with the current year presentation.

 .    1992 income from continuing operations includes a $47.0 million nontaxable gain related to the initial public offering of shares by Waste Management International plc ("WM International").

 .    1992 net income includes one-time charges of $42.2 million related to the adoption of two new financial accounting standards: Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

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

                             --------------------

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations


Wheelabrator Technologies Inc. ("Wheelabrator" or the "Company") is primarily engaged in the ownership and operation of trash-to-energy, waste-fuel powered independent power, and biosolids pelletizer facilities as well as providing biosolids land application services and air quality control equipment design and installation services (collectively the "Core Operations"). Wheelabrator is a majority-owned subsidiary of Waste Management, Inc. ("Waste Management"), formerly named WMX Technologies, Inc., and holds minority interests in two other Waste Management-controlled subsidiaries, Waste Management International plc ("WM International") and Rust International Inc. ("Rust").

Results of Operations

Consolidated revenue from continuing operations totaled $952.3 million in 1996 compared with $956.1 million in 1995 and $926.9 million in 1994. Revenue in 1995 and 1994 included $37.5 million and $54.3 million, respectively, of construction revenue related to the Lisbon, Connecticut, trash-to-energy facility built and operated by Wheelabrator for the Eastern Connecticut Resource Recovery Authority. Net income from continuing operations was $110.5 million, or $0.65 per share, for 1996 versus $129.4 million, or $0.70 per share, in 1995 and $159.0 million, or $0.84 per share, in 1994. Net income for 1996 was $3.8 million, or $0.02 per share, compared with $137.8 million, or $0.74 per share, in 1995 and $186.0 million, or $0.98 per share, in 1994. All per share amounts herein are presented on a diluted basis.

Net income in all three years included discontinued operations, 1994 and 1996 included special charges by Rust, and 1995 and 1996 included the impact of special charges by WM International. The following table reconciles reported earnings per share to earnings per share from continuing operations excluding these items:

                                                         1994     1995     1996
-------------------------------------------------------------------------------
Reported diluted earnings per share                    $ 0.98   $ 0.74   $ 0.02

Income and equity in income from
  discontinued operations (see Note 3 to
  Consolidated Financial Statements)                    (0.14)   (0.12)   (0.06)

Equity in provision for loss on disposal
  of Rust operations (see Note 3 to
  Consolidated Financial Statements)                        -     0.08     0.69
                                                       ------   ------   ------
Reported diluted earnings per share from
  continuing operations                                  0.84     0.70     0.65

Special charges by Rust and WM International
  (see Note 3 to Consolidated Financial Statements)      0.01     0.14     0.30
                                                       ------   ------   ------

Diluted earnings per share from continuing
  operations excluding above items                     $ 0.85   $ 0.84   $ 0.95
                                                       ======   ======   ======

Contributed by-

  Core Operations                                      $ 0.72   $ 0.77   $ 0.83
  Equity in earnings of affiliates,
    excluding Rust and WM International special
    charges noted above                                  0.13     0.07     0.12
                                                       ------   ------   ------
                                                       $ 0.85   $ 0.84   $ 0.95
                                                       ======   ======   ======

The earnings per share contribution from the Company's Core Operations increased between 1994 and 1995 primarily because of the net income growth associated with new facilities coupled with share repurchases. Continued share buy-back activity accounted for the growth between 1995 and 1996. Net income from Core Operations declined slightly during 1996 due to a $7.3 million after-tax restructuring charge in the Company's biosolids land application business.

During 1996, Wheelabrator undertook a review of its strategic options for its water businesses. The study concluded that, given the multiples being paid for water companies in the marketplace, the best strategy was to sell these businesses. Consequently, negotiations were begun that led to the November sale of Wheelabrator's equipment manufacturing and process systems businesses to United States Filter Corporation ("U.S. Filter") for $369.6 million in cash. These negotiations also led to a definitive agreement with U.S. Filter in early 1997 to sell the Company's water and wastewater facility operations and privatization business for $77.4 million worth of U.S. Filter common stock. The Company intends to liquidate this stock. These businesses (collectively the "Water Business") have been accounted for as discontinued operations in the accompanying financial statements. The second and final stage of the Water Business divestiture is expected to close in the second quarter of 1997. Wheelabrator expects to realize a gain on the Water Business divestiture upon its completion.

During the fourth quarter of 1995, Rust announced that it would sell or discontinue its process engineering, construction, specialty contracting and similar lines of business. In 1996, Rust sold the engineering and construction business, as well as its industrial scaffolding business, and announced that it also planned to divest its remaining domestic and international environmental and infrastructure engineering and consulting businesses. Rust recorded net loss provisions in both years for the planned disposition of these businesses. The Company has reported its equity in these loss provisions separately from continuing operations. In addition, the Company's equity in the historical operating results of the Rust businesses sold within one year of their announced disposition is also reported separately from continuing operations. Operating results for those businesses included in the disposition plans but not sold within one year have been reclassified and are now included in continuing operations.

In 1995, WM International recorded a fourth quarter pretax charge related to actions it had decided to take to sell or otherwise dispose of noncore businesses and investments, as well as core businesses and investments in low potential markets, abandon certain hazardous waste treatment and processing facilities, and streamline its country management organization. In 1996, WM International wrote down its investments in France, Austria and Spain, in contemplation of exiting all or part of these markets or forming joint ventures, and wrote off a hazardous waste disposal facility in Germany because regulatory changes adversely affected its volumes. It also recognized a provision for loss related to an agreement to sell its interest in Wessex Water Plc. The Company's equity in these charges is included in Equity in (earnings) loss of affiliates in the Consolidated Statements of Income.

The Company has reorganized and streamlined its operating structure in conjunction with the Water Business divestiture. The biosolids pelletizer facilities, which have long-term contractual obligations, operating characteristics, customers, and capital requirements similar to trash-to-energy facilities, have been integrated into the Company's energy plant operating organization. In light of this reorganization and the sale of the Water Business, the Company will now report its operating results in one industry segment. Wheelabrator's biosolids land application and air pollution control businesses, which are not significant, will also be included in this segment. Results from prior years, during which the Company reported its results in two industry segments, Clean Energy and Clean Water, have been restated to conform with the current presentation.

1995 Operations Compared with 1994

Excluding the no-margin revenue from construction of the Lisbon facility, revenue grew $46.0 million or 5.3% in 1995, from $872.6 million the previous year to $918.6 million. New facilities were primarily responsible for the growth and included the Falls Township trash-to-energy facility located outside Philadelphia, Pennsylvania, the Ridge Generating Station in Polk County, Florida, and the Baltimore I biosolids pelletizer plant in Baltimore, Maryland. Both the Falls Township and Ridge Generating Station facilities began operation during 1994, while the Baltimore I facility commenced operations at the start of 1995. Revenue from existing energy and pelletizer facilities grew $10.9 million during 1995. Contractual price escalation on long-term contracts, offset in part by increased curtailment of electrical purchases by certain utility customers, accounted for this increase. Spot trash pricing, on the whole, was stable since competition-driven declines in the Dade County, Florida, and metro New York City areas were offset by increases in other regions. Biosolids land application revenue increased $13.4 million and represented 9.2% of consolidated 1995 revenue compared with 8.0% in 1994. Offsetting these increases was a marked decline in air business revenue attributable to a lull in air pollution control retrofit activity by utilities between Phases I and II of the Clean Air Act Amendments of 1990 (the "CAAA") and limited enforcement of industrial air pollution standards. The air pollution control business generated 10.0% and 7.5%, respectively, of 1994 and 1995 revenue.

Operating income increased $12.8 million, or 4.8%, from $268.1 million in 1994 to $280.9 million in 1995, and also increased as a percent of revenue by 0.5 percentage point to 29.4%. Gross margin improved 0.9 percentage point to 35.2%, while selling and administrative expenses increased to 5.8% of 1995 revenue compared with 5.4% in the previous year. The gross margin improvement resulted from reduced recognition of no-margin Lisbon facility construction revenue as well as cost optimization programs at operating facilities focused on areas such as chemical usage, maintenance, and manpower.

Higher corporate costs to support the growth of the Water Business was the primary reason for the selling and administrative cost increase. In addition, the energy business' international development activity expanded modestly following the July 1995 formation of a trash-to-energy development joint venture with WM International. Previously, under the terms of an intercompany business allocation agreement, Wheelabrator was not permitted to develop trash-to-energy projects outside North America.

1996 Operations Compared With 1995

After adjusting for 1995 Lisbon construction revenue, 1996 revenue grew $33.8 million, or 3.7%, to $952.3 million. Commercial operations of the Lisbon facility, which began in January 1996, contributed $18.4 million of the increase. The Company acquired two industrial cogeneration plants (so-called "inside-the-fence" facilities) during the year as part of its strategy to leverage its energy plant operating capabilities and project financing expertise by owning and/or operating power plants for industrial customers. The first facility, located in Martell, California, was acquired in February. The second plant, known as the "Lassen facility," located in Anderson, California, near the existing Shasta facility was purchased in November. Together these two inside-the-fence acquisitions contributed an additional $7.3 million of 1996 revenue growth. Contractual price escalation at existing energy and pelletizer facilities, additional processing at several trash-to-energy facilities, lower curtailment, and the addition of new biosolids land spreading contracts on the West Coast were responsible for the balance of the growth. Overall, spot pricing was stable during the year as continued degradation in the Dade County area of Florida was offset by modest gains elsewhere. The biosolids land spreading and air pollution control businesses accounted for 9.9% and 7.0%, respectively, of 1996 revenue.

Operating income grew $8.7 million, or 3.1%, to $289.6 million in 1996 and also increased as a percent of revenue by one percentage point to 30.4%. Lower selling and administrative expenses accounted for the improvement. Operating expenses remained relatively flat compared with the prior year both in absolute dollars and as a percent of revenue. Gross margin improvements realized through the absence of no-margin Lisbon construction revenue and from continued cost reduction efforts at operating facilities were offset by higher biosolids land application costs and an $8.3 million pretax fourth quarter restructuring charge. The charge related to rationalizing the biosolids land application business and exiting certain unprofitable market regions. Overall gross margin was 35.0% of revenue compared with 35.2% in 1995. The selling and administrative cost reduction, which totals $11.8 million or 21.2%, reflects primarily the impact of air business downsizing efforts undertaken in 1995 along with sharply reduced corporate overhead.

Other Items

Interest: Interest expense increased $8.1 million to $59.9 million during 1995 because a reduction in interest capitalization more than offset the benefit of lower average project debt balances. Interest costs associated with three major facilities (Falls Township, Ridge Generating Station, and Baltimore
I) were capitalized during 1994 prior to these plants commencing commercial operations. One Company-owned facility, a second pelletizer in Baltimore (the "Baltimore II facility"), was in the early stage of construction during 1995. Interest expense declined $2.4 million during 1996 to $57.5 million, primarily as a result of lower average project debt balances. Interest income decreased from $13.5 million in 1994 to $9.8 million and $6.1 million in 1995 and 1996, respectively, because of lower average investment balances with Waste Management and lower rates.

Equity in Earnings of Affiliates: Equity earnings from the continuing operations of Wheelabrator's affiliates was a loss of $13.8 million in 1995 compared with income of $23.0 million in 1994. WM International recognized a special charge in 1995 related to the actions it took to exit noncore businesses and investments as well as core businesses and investments in low potential markets, abandon certain hazardous waste treatment and processing technologies, and streamline its country management organization. The charge followed a thorough review of WM International's operations and management structure and reflected WM International's intention to refocus on its core waste services business. Wheelabrator's share of this charge, including the Company's equity in the portion recognized by Rust, was $25.6 million and was the principal reason for the decline in equity income from continuing operations. Wheelabrator's share of WM International's 1995 earnings excluding the special charge declined $2.0 million from the prior year to $13.2 million. After excluding the impact of the WM International charges on Rust, the Company's equity in the earnings of Rust's continuing operations declined from $7.8 million of income in 1994 to a $1.5 million loss in 1995. The decline relates primarily to a Rust fourth quarter 1995 provision for claims associated with retained assets and liabilities of businesses sold in previous periods. Rust's 1994 continuing results included a charge to adjust the carrying value of one of its equity investments to market. Wheelabrator's share of this charge was $2.0 million.

Wheelabrator's equity in the continuing earnings of its affiliates declined to a loss of $24.3 million in 1996, primarily because of the previously discussed WM International special charges. Wheelabrator's share of these charges, including the Company's equity in the portion recognized by Rust, totaled $43.3 million. In addition, the Company recorded a $4.6 million deferred tax liability related to passive foreign income associated with the Wessex sale. Excluding these one-time items, the Company's equity in WM International's earnings increased $0.9 million to $14.1 million, reflecting the benefits of the prior year restructuring partially offset by a stronger dollar versus pound exchange rate. Equity earnings from Rust's continuing businesses increased to $3.3 million in 1996 after excluding the impact of the WM International charges primarily as a result of Rust's fourth quarter 1995 claims provision. The Company's 1996 equity in earnings of Rust included Wheelabrator's $2.2 million share of Rust charges to further write-down the value of a Rust equity investee and to recognize a loss on the sale of a small subsidiary.

Income Taxes: The Company's effective tax rates for continuing operations (excluding equity income, which is reported net of tax), were approximately 40.8%, 38.9%, and 43.1% in 1994, 1995, and 1996, respectively. The decreased
1995 rate reflected the impact of ongoing tax planning activities and certain tax benefits associated with the liquidation of Wheelabrator's investment in Abex Inc. Domestic taxes related to the Company's share of WM International's tax gain on the Wessex sale, coupled with the write-off of nondeductible goodwill as part of the biosolids land application restructuring charge, made the 1996 rate unusually high. (See Note 4 of the Notes to Consolidated Financial Statements for additional tax information.)

Discontinued Operations: As discussed previously, the Company decided in 1996 to divest its Water Business. These businesses include the Company's domestic and international water process systems and equipment manufacturing units, its water and wastewater treatment plant operations and privatization businesses, its materials cleaning company, and certain specialized air pollution control units. Revenue for these businesses, which are being accounted for as discontinued operations, was $397.7 million in 1994, $495.6 million in 1995, and $447.4 million in 1996. Their net income totaled $14.5 million, $13.8 million, and $8.0 million in 1994, 1995, and 1996, respectively.

During the fourth quarter of 1995, Rust announced that it would sell or discontinue its process engineering, construction, specialty contracting and similar lines of business. In 1996, Rust sold the engineering and construction business, as well as its industrial scaffolding business, and announced that it also planned to divest its remaining domestic and international environmental and infrastructure engineering and consulting businesses. Wheelabrator has reported its 40 percent equity interest in the net loss provisions for the planned disposition of these businesses separately from continuing operations. In addition, the Company's equity in the historical operating results of those businesses sold within one year of their announced disposition is also reported separately from continuing operations. Historical results of those Rust businesses included in the disposition plans but not successfully sold within one year have been reclassified and are now included in the Company's results from continuing operations. (See Note 3 of the Notes to Consolidated Financial Statements for additional information.)

Environmental Matters: The majority of Wheelabrator's businesses are involved with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. While the Company is faced, in the normal course of its business, with the need to expend funds for environmental protection, it does not expect such expenditures to have a material adverse effect on its financial condition or results of operations because its business is based upon compliance with environmental laws and regulations and its products and services are priced accordingly. Although unlikely in the near-term, such ongoing compliance costs may increase in the future as a result of legislation or regulation. (See Note 9 of the Notes to Consolidated Financial Statements for additional information.) However, the Company believes that in general it benefits from increased government regulation, which may increase the demand for its products and services, and that it has the resources and experience to manage environmental risk.

Estimated closure and postclosure monitoring costs associated with ash residue monofills for which the Company is responsible include items such as final cap and cover on the site, leachate management, and groundwater monitoring. These costs are recognized in proportion to use of the permitted capacity at such disposal sites. Such costs are estimated based on the technical requirements of the United States Environmental Protection Agency ("EPA") or applicable state regulations, whichever are stricter. The accruals for closure and postclosure costs relate to expenditures to be incurred after a monofill ceases to accept ash residue. To the extent similar costs are incurred during the active life of the site, they are expensed as incurred. Preparation costs associated with these sites and their individual cells are capitalized and amortized over the respective estimated life of the disposal site or individual cell.

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

Accounting Pronouncements: Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of FAS 121 did not have a material impact on its financial statements since Wheelabrator's accounting was substantially in compliance with the new standard.

Also during 1996, FAS No. 123, "Accounting for Stock-Based Compensation," became effective. FAS 123 provides an optional new method of accounting for employee stock options and expands required disclosure about stock options. If the optional method of determining compensation cost is not adopted, disclosure is to be made, if material, of pro forma net income and earnings per share as if it were. The impact on net income and earnings per share of applying the optional new method was immaterial, and the Company has elected not to adopt the optional new accounting methodology.

In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings Per Share" ("EPS"), which supersedes Accounting Principles Board Opinion No. 15. Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Fully diluted EPS is replaced by Diluted EPS, which gives effect to all dilutive potential common shares. All prior periods presented have been restated.

In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," which is effective beginning in 1997. The SOP provides that environmental remediation liabilities should be accrued when the criteria of FAS No. 5, "Accounting for Contingencies," are met. Included in the SOP are benchmarks to aid in the determination of when such criteria are met and when environmental remediation liabilities should be recognized. The SOP provides that an accrual for environmental liabilities should include costs of compensation and benefits for employees expected to devote a significant amount of time directly to the remediation effort. Wheelabrator does not believe the adoption of SOP 96-1 will have a material impact on its financial statements since its current accounting is in substantial compliance with the new standard.

Financial Condition

Liquidity and Capital Resources: Operating activities continue to be Wheelabrator's principal source of liquidity and provided $266.3 million of cash in 1996 compared with $237.3 million in 1995 and $178.9 million in 1994. Operating cash flows increased $58.5 million between 1994 and 1995, with $29.8 million of the pick-up accounted for by a 1994 payment to the Internal Revenue Service for previously recorded indemnities. Higher net income before depreciation and amortization and before equity in the earnings and provision for discontinued operations of affiliates contributed an additional $18.9 million of the increase. An increase in deferred income tax benefits and lower cash funding of working capital growth, net of a decrease in long-term liabilities, was responsible for the balance. Cash provided by operating activities improved an additional $29.0 million between 1995 and 1996. Internal emphasis on working capital reduction provided $18.2 million of the growth. Increased long-term liabilities provided $22.8 million of cash, which was partially offset by lower depreciation and amortization and lower net income before undistributed earnings of affiliates and provision for the Company's equity in discontinued operations of Rust. The Company expects to generate approximately $220 million of operating cash flow from its continuing operations during 1997. This amount excludes approximately $85 million of taxes due on the portion of the Water Business divestiture that closed during 1996.

Investing activities utilized $137.6 million of cash in 1994, but generated $4.8 million and $198.5 million of cash in 1995 and 1996, respectively. Lower capital spending for new project construction was the main reason for the change between 1994 and 1995, coupled with a reduction in acquisition activity and substitution of Company-backed letters of credit or guarantees for certain investments held by trustees. Proceeds from the Water Business sale received in 1996, which totaled $348.9 million before taxes and net of cash relinquished and certain amounts held in escrow, account for the increased cash generated by investing activities between 1995 and 1996. Higher capital expenditures, greater acquisition spending, and higher investments held by trustees partially offset these sale proceeds. Wheelabrator spent $77.0 million on energy and pelletizer project construction during 1994 compared with $5.1 million in 1995 and $23.5 million in 1996. During 1994, construction was completed on the Falls Township, Ridge Generating Station, and Baltimore I facilities. Baltimore II construction accounts for the project spending in 1995 and 1996. Non-project capital expenditures for Wheelabrator's continuing businesses were $23.0 million, $22.3 million, and $18.2 million for 1994, 1995, and 1996, respectively. The balance of capital spending in all three years related to the discontinued Water Business.

Cash payments for acquisitions, net of acquired cash, were $36.0 million in 1996 compared to $12.6 million in 1995 and $25.8 million in 1994. Acquisitions made in 1994 and 1995 related to the discontinued Water Business, with the decreased spending reflecting management's concern that the prices being paid for water companies were inconsistent with the creation of long-term shareholder value. The Martell and Lassen inside-the-fence energy facilities accounted for 1996 acquisition spending. The pro forma effect of the 1996 acquisitions on the Company's results of operations is not material. During 1996, the Company also acquired a 20% interest in Glegg Industries, a privately- held ultrapure water company. In conjunction with the Water Business divestiture, Glegg's majority owners acquired the right to repurchase Wheelabrator's interest before March 31, 1999, at the Company's original purchase price. Accordingly, this investment is being accounted for on a cost basis.

Financing activities required $212.7 million of cash in 1996 versus $56.9 million and $200.8 million in 1994 and 1995, respectively. Major uses included debt repayments, stock repurchases, and dividends. Dividend payments totaled $19.0 million in 1994, $20.3 million in 1995, and $20.7 million in 1996 as the Company increased its declared dividends from $0.10 per common share in 1994 to $0.11 and $0.12 per common share in 1995 and 1996, respectively. During 1994, 1995, and 1996, Wheelabrator repurchased 3.3 million, 7.2 million, and 19.1 million shares of its common stock at an aggregate cost of $47.6 million, $104.2 million, and $306.0 million, respectively. Short-term borrowings pursuant to the Master Intercorporate Agreement between the Company and Waste Management funded the 1994 share repurchases and were repaid using operating cash flow during the first half of 1995. The Company is authorized to repurchase an additional 30.0 million shares of its common stock through mid-August 1998 on the open market or in privately negotiated or other transactions.

In addition to making scheduled repayments thereon, during 1994 and 1995, Wheelabrator refinanced at lower interest rates or repaid prior to maturity certain of its existing project debt. Private placement debt of $11.3 million associated with the Saugus, Massachusetts, trash-to-energy plant was retired in 1994. The remaining $113.0 million of project debt associated with the Westchester County facility was refinanced the same year. Half of the interest savings of approximately 4.7 percentage points is being shared with Westchester County in exchange for certain agreements covering the County's involvement in the retrofit of the facility to meet CAAA requirements and a five-year extension of the solid waste disposal agreement with the County. In December 1995, Wheelabrator refinanced the remaining $28.6 million of bank debt connected with its Frackville, Pennsylvania, independent power facility. This refinancing lowered the interest rate on this floating rate debt by slightly under 1.2 percentage points and included a Wheelabrator guarantee of the project's debt obligations. Net of refinancing proceeds, $47.4 million and $31.8 million of cash was used to retire long-term debt in 1994 and 1995. The Company issued $58.6 million of tax-exempt project debt in June 1996 to provide long-term financing for the Baltimore I and II pelletizers. An additional $71.9 million of long-term, tax-exempt project debt was issued in December 1996 to finance upcoming CAAA-related retrofits at the Westchester facility. The proceeds of both issues are held by trustees until needed by the projects.

The Company currently expects its major uses of capital during 1997 to include capital spending on CAAA-related facility retrofits, continued acquisitions of inside-the-fence industrial cogeneration facilities, project investments, and stock repurchases in addition to dividends, scheduled debt repayments, and nonproject capital expenditures. Planned project investments, which include completion of the Baltimore II pelletizer, are expected to require approximately $12 million of cash, and retrofit spending, which will be partially funded by debt proceeds held by trustees, is expected to total approximately $30 million. Nonproject capital spending is expected to require approximately $20 million of cash, consistent with prior years. The Company completed a $13.9 million refinancing of the tax-exempt project debt on its Claremont, New Hampshire, facility in January 1997 and intends to secure approximately $25 million of limited-recourse financing associated with the Lassen facility in the first half of 1997.

Wheelabrator had net working capital of $186.5 million as of December 31, 1996, compared with $32.3 million at the previous year-end. Included in year-end 1996 working capital was $306.1 million of cash and cash equivalents. This cash, short-term borrowings from Waste Management, and cash generated by operating activities are expected to be sufficient to meet the Company's anticipated short-term capital expenditure, dividend payment, debt retirement, and operating liquidity needs. Pursuant to the Master Intercorporate Agreement, which governs borrowing and lending between the Company and Waste Management, Wheelabrator may borrow up to $100.0 million in excess of any amounts loaned to Waste Management. This agreement automatically renews annually unless either party provides 90-day notice of termination. In addition to using available internally-generated cash, the proceeds of the 1997 Lassen project financing and the after-tax proceeds from liquidation of the U.S. Filter stock received in connection with the second-stage Water Business divestiture transaction, expected share repurchase and acquisition activities may also be funded by external, long-term financing of certain unleveraged projects. Wheelabrator's ratio of total debt to total capital was approximately 42% at the end of 1996, which the Company believes to be indicative of additional unused borrowing capacity given its historically strong ability to generate cash from operations.

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

Contingencies: In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld non-regulatory means by which municipalities may effectively control the flow of municipal solid waste. The Company's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its solid waste regulatory flow control system, which was held to be unconstitutional, but stayed the injunction for as long as its ruling is on appeal plus an additional period of two years to enable the State to devise an alternative nondiscriminatory approach. The State has indicated that it will continue to enforce flow control during the two-year transition period and has filed an appeal of the Federal District Court's ruling. The New Jersey legislature is now considering a bill to authorize counties and authorities, including the Gloucester County Improvement Authority, to implement a constitutionally permissible system of "economic flow control" designed to recover waste disposal costs incurred in reliance on the State's franchise system. In addition, plaintiffs have asked the Third Circuit Court of Appeals to shorten the stay period. A decision by the appeals court is expected during the second quarter of 1997.

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

Within the next several years, the air pollution control systems at certain trash-to-energy facilities owned or leased by Wheelabrator most likely will be required to be modified to comply with more stringent air pollution control standards (the "MACT Standards") adopted by the EPA in December 1995 for Municipal Waste Combusters ("MWCs"). The compliance dates will vary by facility, but subject to the final decision in the case of Davis County vs. EPA, all affected facilities most likely will be required to be in compliance with the new rules by the end of the year 2000. The Davis County vs. EPA case involves the methodology EPA used to set the MACT Standards, and its outcome could delay implementation deadlines by an estimated six to eighteen months. Currently available technologies will be adequate to meet the new standards. Although the total expenditures required for such modifications are estimated to be in the $190-$230 million range, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements allow the Company to generally recover from customers the majority of incremental capital and operating costs.

As the states and the U.S. Congress have accelerated their consideration of ways in which economic efficiencies can be gained by deregulating the electric generation industry, some have argued that over-market power sales agreements entered into pursuant to the Public Utilities Regulatory Policies Act of 1978 ("PURPA") should be voidable as "stranded assets." The Company's 25 power production facilities are qualifying facilities under PURPA and depend on the sanctity of their power sales agreements for their economic viability. Recent state and federal agency and court decisions have unanimously upheld the inviolate nature of these contracts. While the Company believes that federal law offers strong protections to its PURPA contracts, there is a risk that future court decisions and/or legislative initiatives in this area will have a material and adverse effect on the business of the Company.

Outlook

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

The Company expects the profitability of two of its facilities to be negatively impacted beginning in 1998. The Shasta project will reach the end of the ten-year fixed price portion of its power sales contract with Pacific Gas and Electric Co. and will begin to receive significantly lower, avoided cost-based electric rates. In addition, the New York Organic Fertilizer Company biosolids pelletizer project ("NYOFCO") will reach the end of its initial five-year contract with New York City the same year. The Company has been awarded a 15-year renewal of this contract, which is subject to final negotiation. The terms of the proposed renewal are anticipated to result in lower revenue and lower operating margins, in part because the initial contract provided for Wheelabrator to recover its invested capital in NYOFCO during the initial five-year contract. On a combined basis, these two contract matters are expected to decrease 1998 revenue and net income by approximately $44 million and $17 million, respectively. Revenue and net income are anticipated to decline approximately an additional $31 million and $9 million, respectively, in 1999 as the full year impact of these contract changes is recognized.

Based on present growth prospects for its existing businesses and its anticipated share repurchase activities, the Company expects 1997 earnings per share from continuing operations to be between $1.20-$1.25 per share. After factoring in the impact of the NYOFCO and Shasta contract issues, and assuming completion of its authorized share repurchases, Wheelabrator's earnings per share goals are $1.20-$1.25 per share for 1998 and $1.15-$1.20 for 1999. The above earnings per share figures are based on assumed average outstanding common shares of approximately 144 million in 1997 and 134 million in 1998 and 1999.

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

Item 8 -- Financial Statements and Supplementary Data

(a) The Consolidated Balance Sheets as of December 31, 1995 and 1996, Consolidated Statements of Income, Cash Flows and Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1996 and the Notes to Consolidated Financial Statements are set forth below.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - RESTATED
                     --------------------------------------
                      (000s omitted, except share amounts)

December 31,                                                1995         1996
--------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents                              $   54,003   $  306,072
  Receivables, net of allowance of $7,754 in
    1995 and $5,094 in 1996                                 120,819      123,164
  Costs and earnings in excess of billings                   25,429       10,632
  Other current assets                                       51,865       72,148
                                                         ----------   ----------
    Total current assets                                    252,116      512,016

Property, plant, and equipment, net                       1,566,754    1,561,925
Cost in excess of net assets of acquired
  businesses, net                                            71,683       63,707
Investments in affiliates                                   599,790      479,505
Net assets of discontinued operations                       286,387       54,776
Other assets                                                291,199      374,854
                                                         ----------   ----------
      Total assets                                       $3,067,929   $3,046,783
                                                         ==========   ==========

Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt                   $   31,999   $   35,832
  Accounts payable                                           38,636       37,084
  Accrued liabilities                                       136,145      236,426
  Advance payments on contracts                              13,050       16,194
                                                         ----------   ----------
    Total current liabilities                               219,830      325,536

Long-term debt                                              703,855      800,153
Deferred income taxes                                       400,889      445,582
Deferred income                                              77,513       67,678
Other long-term liabilities                                 217,555      261,954
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $1.00 per share;
    50,000,000 authorized; none issued or outstanding             -            -
  Common stock, par value $0.01 per share;
    500,000,000 authorized; 189,545,407 shares
    issued in 1995 and 1996                                   1,895        1,895
  Capital in excess of par value                            876,595      875,584
  Cumulative translation adjustment                          (9,986)      (4,721)
  Treasury stock at cost; 10,112,610 shares in 1995,
    28,094,425 shares in 1996                              (146,494)    (436,306)
  Retained earnings                                         726,277      709,428
                                                         ----------   ----------
    Total stockholders' equity                            1,448,287    1,145,880
                                                         ----------   ----------
       Total liabilities and stockholders' equity        $3,067,929   $3,046,783
                                                         ==========   ==========




      The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - RESTATED
                  --------------------------------------------
                    (000s omitted, except per share amounts)



Years Ended December 31,                              1994       1995        1996
------------------------------------------------------------------------------------

Revenue                                             $926,879   $956,088   $ 952,312

Operating expenses                                   608,911    619,403     618,779
Selling and administrative expenses                   49,917     55,794      43,949
Interest expense                                      51,839     59,916      57,514
Interest income                                      (13,456)    (9,761)     (6,054)
Equity in (earnings) loss of affiliates              (23,036)    13,815      24,318
Other (income) expense, net                             (104)    (3,541)      1,357
                                                    --------   --------   ---------
  Income from continuing operations before
    income taxes                                     252,808    220,462     212,449
Income tax provision                                  93,765     91,078     101,948
                                                    --------   --------   ---------

  Income from continuing operations                  159,043    129,384     110,501

Discontinued operations:
  Income from discontinued operations
    less applicable income taxes of $8.8 million
    in 1994, $10.2 million in 1995 and $9.2
    million in 1996 (Note 3)                          14,548     13,797       8,039
  Equity income from Rust discontinued
    operations (Note 3)                               12,405      9,368       2,854
  Equity in loss on disposal
    of Rust discontinued operations                        -    (14,728)   (117,554)
                                                    --------   --------   ---------

    Net income                                      $185,996   $137,821   $   3,840
                                                    ========   ========   =========

Weighted average common shares outstanding           189,100    184,400     168,900
                                                    ========   ========   =========

Basic earnings (loss) per common share:

  Continuing operations                             $   0.84   $   0.70   $    0.65
  Income from discontinued operations                   0.08       0.07        0.05
  Equity income (loss) from Rust discontinued
      operations                                        0.06      (0.02)      (0.68)
                                                    --------   --------   ---------

    Net income                                      $   0.98   $   0.75   $    0.02
                                                    ========   ========   =========

Diluted earnings (loss) per common share:

  Continuing operations                             $   0.84   $   0.70   $    0.65
  Income from discontinued operations                   0.08       0.07        0.05
  Equity income (loss) from Rust discontinued
    operations                                          0.06      (0.03)      (0.68)
                                                    --------   --------   ---------

    Net income                                      $   0.98   $   0.74   $    0.02
                                                    ========   ========   =========




   The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
                ------------------------------------------------
                                 (000s omitted)

Years Ended December 31,                                  1994        1995        1996
-----------------------------------------------------------------------------------------
Operating Activities
Net income                                             $ 185,996   $ 137,821   $   3,840
Adjustments to reconcile net income
to cash flows from operating activities:
  Depreciation and amortization                           95,254     107,814     103,537
  Deferred income taxes                                   48,909      59,295      60,713
  Undistributed (earnings) loss of affiliates            (23,036)     13,815      24,318
  Equity in discontinued operations of Rust              (12,405)      5,360     114,700
  Deferred lease expense                                  (7,530)    (10,523)    (12,660)
  Changes in assets and liabilities, net of effects
    of acquisitions and dispositions:
    Receivables, net                                     (29,258)    (11,195)     (7,696)
    Costs and earnings in excess of billings              (2,097)     (7,664)     14,592
    Other current assets                                 (12,343)     17,310      (2,903)
    Accounts payable                                      10,525        (542)     (7,263)
    Accrued liabilities                                  (19,400)       (933)     (5,132)
    Advance payments on contracts                         (2,594)    (27,637)     (4,067)
    Other long-term liabilities                          (46,534)    (36,713)    (13,952)
  Other, net                                              (6,624)     (8,884)     (1,747)
                                                       ---------   ---------   ---------
  Net cash provided by operating activities              178,863     237,324     266,280
                                                       ---------   ---------   ---------

Investing Activities
Capital expenditures                                    (105,459)    (37,805)    (70,602)
Proceeds from sale of investments                            583      12,821       1,587
Cash paid for investment                                       -           -     (15,415)
Proceeds from discontinued operations, net of cash
  relinquished                                                 -           -     348,899
Sale of property, plant and equipment                      8,374      12,498       1,954
Investments held by trustees                               5,936      36,810     (62,425)
Cash paid for acquisitions, net of acquired cash         (25,754)    (12,571)    (35,983)
Other, net                                               (21,257)     (6,928)     30,475
                                                       ---------   ---------   ---------
  Net cash provided by (used for) investing
  activities                                            (137,577)      4,825     198,490
                                                       ---------   ---------   ---------

Financing Activities
Additions to long-term debt                              112,985      29,388     130,495
Repayments of long-term debt                            (160,335)    (61,181)    (29,609)
Net borrowings from Waste Management, Inc.                53,163     (53,163)          -
Proceeds from exercise of stock options                    5,739       3,665      13,444
Dividends paid                                           (18,954)    (20,301)    (20,689)
Stock repurchase program                                 (47,550)   (102,368)   (306,011)
Other, net                                                (1,971)      3,154        (331)
                                                       ---------   ---------   ---------
  Net cash used for financing activities                 (56,923)   (200,806)   (212,701)
                                                       ---------   ---------   ---------

Increase (decrease) in cash and cash equivalents         (15,637)     41,343     252,069
Cash and cash equivalents at beginning of period          28,297      12,660      54,003
                                                       ---------   ---------   ---------
Cash and cash equivalents at end of period             $  12,660   $  54,003   $ 306,072
                                                       =========   =========   =========

Supplemental disclosure:
  Interest paid, net of amounts capitalized            $  56,015   $  59,812   $  57,102
                                                       =========   =========   =========
  Income taxes paid                                    $  73,790   $  44,099   $  44,495
                                                       =========   =========   =========
Significant noncash investing activities:
  Common stock issued for acquisitions                 $   2,900   $       -   $       -
                                                       =========   =========   =========
  Liabilities assumed in acquisitions                  $  74,938   $   8,232   $   4,211
                                                       =========   =========   =========

The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED
     ---------------------------------------------------------------------
                     (000s omitted, except share amounts)

                                                      Capital in    Cumulative
                                               Common  Excess of   Translation    Treasury   Retained
                                                Stock  Par Value    Adjustment       Stock   Earnings        Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                     $1,888   $874,580      $(33,670)  $    (717)  $441,715   $1,283,796

Net income                                          -          -             -           -    185,996      185,996
Dividends declared ($0.10 per share)                -          -             -           -    (18,954)     (18,954)
Foreign currency translation                        -          -        16,020           -          -       16,020
Exercise of stock options                           5      4,457             -       1,277          -        5,739
Tax benefit from stock options                      -      2,134             -           -          -        2,134
Stock issued for acquisitions                       2      2,898             -           -          -        2,900
Treasury shares from acquisition adjustments        -          -             -        (499)         -         (499)
Stock repurchases (3,273,800 shares)                -          -             -     (47,550)         -      (47,550)
Investment in Rust International Inc.               -     (6,641)            -           -          -       (6,641)
                                               ------   --------      --------   ---------   --------   ----------

Balance, December 31, 1994                      1,895    877,428       (17,650)    (47,489)   608,757    1,422,941

Net income                                          -          -             -           -    137,821      137,821
Dividends declared ($0.11 per share)                -          -             -           -    (20,301)     (20,301)
Foreign currency translation                        -          -         7,664           -          -        7,664
Exercise of stock options                           -     (1,488)            -       5,153          -        3,665
Tax benefit from stock options                      -        655             -           -          -          655
Stock repurchases (7,194,600 shares)                -          -             -    (104,154)         -     (104,154)
Treasury shares from acquisition adjustments        -          -             -          (4)         -           (4)
                                               ------   --------      --------   ---------   --------   ----------

Balance, December 31, 1995                      1,895    876,595        (9,986)   (146,494)   726,277    1,448,287

Net income                                          -          -             -           -      3,840        3,840
Dividends declared ($0.12 per share)                -          -             -           -    (20,689)     (20,689)
Foreign currency translation                        -          -         4,045           -          -        4,045
Amount transferred to operations resulting
  from sale of Water Business                       -          -         1,220           -          -        1,220
Exercise of stock options                           -     (2,849)            -      16,590          -       13,741
Tax benefit from
  stock options                                     -      1,838             -           -          -        1,838
Common stock received in connection with
  exercise of stock options (18,623 shares)         -          -             -        (297)         -         (297)
Stock repurchases (19,117,200 shares)               -          -             -    (306,011)         -     (306,011)
Treasury shares from acquisition adjustments        -          -             -         (94)         -          (94)
                                               ------   --------      --------   ---------   --------   ----------

Balance, December 31, 1996                     $1,895   $875,584      $ (4,721)  $(436,306)  $709,428   $1,145,880
                                               ======   ========      ========   =========   ========   ==========

  The accompanying notes are an integral part of these financial statements.

                Wheelabrator Technologies Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------
             (000s omitted in all tables except per share amounts)



NOTE 1 -  BUSINESS DESCRIPTION

Wheelabrator Technologies Inc. ("Wheelabrator" or the "Company") is primarily engaged in the ownership and operation of trash-to-energy, waste-fuel powered independent power, and biosolids pelletizer facilities as well as providing biosolids land application services and air quality control equipment design and installation services. Wheelabrator is a majority-owned subsidiary of Waste Management, Inc. ("Waste Management"), formerly named WMX Technologies, Inc., and holds minority interests in two other Waste Management-controlled subsidiaries: Waste Management International plc ("WM International") and Rust International Inc. ("Rust").

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation The Company's financial statements are prepared on a consolidated basis and include the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances are eliminated. Investments in affiliates the Company does not control are accounted for using the equity method after elimination of material interaffiliate transactions.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income, and expenses and disclosures of contingencies. Future events could alter such estimates.

Concentrations Wheelabrator's businesses offer a range of services to a diverse customer base. As of December 31, 1996, the Company believes it has no significant customer, supplier, product line, credit risk, geographic, or other concentrations that could expose the Company to adverse, near-term severe financial impacts.

Revenue Recognition The Company recognizes revenue from certain long-term engineering, equipment supply, and construction contracts on the percentage-of-completion basis, with estimated losses recognized in full when identified. All other revenue is recognized when services are rendered or products are shipped.

Foreign Currency Certain foreign subsidiaries' income statement accounts are translated at the average exchange rates in effect during the period, while assets and liabilities are translated at the rates of exchange at the balance sheet date. The resulting balance sheet translation adjustments are charged or credited directly to stockholders' equity. Foreign exchange transaction gains and losses realized during 1994, 1995, and 1996 were not significant.

Consolidated Statements of Cash Flows For purposes of the Consolidated Statements of Cash Flows, all highly liquid instruments purchased with an original maturity of three months or less, and investments with Waste Management, are considered to be cash equivalents.

Wheelabrator and Waste Management are parties to a Master Intercorporate Agreement that provides, among other things, for Wheelabrator to lend excess cash to Waste Management at interest rates at least as favorable as those Wheelabrator could otherwise obtain. This agreement automatically renews annually unless either party provides 90-day notice of termination. Under the agreement's terms, in the event Wheelabrator requires short-term cash for the conduct of its business and operations, Waste Management will make available to Wheelabrator such amounts as Wheelabrator requires, up to a total of $100.0 million in excess of amounts loaned by Wheelabrator to Waste Management. In addition, a right of set-off exists for amounts owed by either Wheelabrator or Waste Management. As such, net amounts invested with Waste Management pursuant to this agreement are considered to be highly liquid cash equivalents and are included in cash and cash equivalents on the Consolidated Balance Sheets. The Company had investments with Waste Management of $37.3 million and $280.2 million as of December 31, 1995, and 1996, respectively.

Derivative Financial Instruments From time to time, the Company has used foreign currency derivatives to attempt to mitigate the impact of currency fluctuations on its equity income from WM International and on certain specifically identified transactions. Derivatives used are confined to simple instruments that do not involve multipliers or leverage. Wheelabrator's use of derivatives has not been and is not expected to be material to the Company's financial statements.

Fair Value of Financial Instruments The Company's financial instruments consist primarily of cash and cash equivalents, receivables, investments held by trustees, accounts payable, and debt instruments. The book values of cash and cash equivalents, receivables, investments held by trustees, and accounts payable are considered to be representative of their respective fair values. The aggregate fair market value of Wheelabrator's long-term debt was approximately $880.8 million and $899.0 million on December 31, 1995 and 1996, respectively. The fair value of the Company's long-term debt was determined by discounting future cash flows at the quoted or estimated current rate applicable to each type of debt. See Note 6 for the terms and carrying values of the Company's various debt instruments.

Property, Plant, and Equipment Property, plant, and equipment (including major improvements) are capitalized and stated at cost. Items of an ordinary maintenance or repair nature are charged directly to operating expense. The cost less estimated salvage value of property, plant, and equipment (except for land and unutilized land options) is generally depreciated on a straight-line basis over estimated useful lives that range from 3 to 35 years.

Under a land option agreement with a Waste Management subsidiary, the Company has the exclusive right to purchase or lease sites for trash-to-energy or other facilities at existing or future landfills owned by the subsidiary. These land options are classified as property, plant, and equipment. The option cost attributable to each utilized site will be allocated to a facility and amortized on a straight-line basis over the estimated useful life of the facility upon commencement of operations. During 1994, amortization began on $29.6 million worth of exercised land options as two facilities located on such sites commenced operations.

During 1995, the Company paid $15.0 million to Waste Management in conjunction with a land option agreement amendment that included, among other things, a guarantee of value for Wheelabrator and an extension through 2020.

Capitalized Interest The Company capitalizes interest on significant projects under construction in accordance with Statement of Financial Accounting Standards ("FAS") No. 34. Amounts capitalized and netted against interest expense in the Consolidated Statements of Income were $12.1 million in 1994, $0.1 million in 1995, and $1.5 million in 1996.

Cost in Excess of Net Assets of Acquired Businesses The excess of cost over fair value of the net assets of acquired businesses ("goodwill") is amortized on a straight-line basis over a maximum of 40 years. The accumulated amortization balances as of December 31, 1995 and 1996, were $9.9 million and $11.4 million, respectively. On an ongoing basis, the Company measures realizability of goodwill by the ability of the acquired businesses to generate current and undiscounted expected future cash flow in excess of unamortized goodwill. If such realizability is in doubt, an adjustment is made to reduce the carrying value of the goodwill.

Restructuring   During the fourth quarter of 1996, the Company restructured its biosolids land application business. Part of the restructuring plan involved exiting low-margin projects and territories, which resulted in goodwill write-offs of approximately $5.7 million and an immaterial amount of severance and other restructuring accruals.

Disposal Credits The Company classifies disposal credits as other assets until applied against the cost of disposing of materials at Waste Management landfills. These materials include ash residue from trash-to-energy facilities and biosolids. Disposal credits are charged to expense as utilized. During 1995 and 1996, the Company utilized $3.0 million and $2.5 million of disposal credits, respectively. There were approximately $28.7 million of disposal credits remaining at December 31, 1996.

Facility Maintenance Accrual In order to match more consistently expenditures for major repair and overhaul activities with revenue, the Company follows a policy of accruing for major maintenance expenditures at its trash-to-energy and independent power facilities. Such accruals are based upon planned maintenance expenditures and are classified as current or noncurrent liabilities based on the expected timing of the expenditures.

Income Taxes Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable because of timing differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. In accordance with FAS No. 109, the Company accounts for income taxes using an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities, measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income taxes are not provided on undistributed earnings of affiliates because these earnings are considered to be permanently reinvested. If the reinvested earnings were to be remitted, the U.S. income taxes due under current tax law would not be material. Investment credits have been deferred and are included in income as a reduction of income tax expense over the estimated useful lives of the assets that gave rise to the credits. See
Note 4.

Environmental Costs and Liabilities Estimated closure and postclosure monitoring costs associated with ash residue monofills for which the Company is responsible include items such as final cap and cover on the site, leachate management, and groundwater monitoring. These costs are recognized in proportion to use of the permitted capacity at such disposal sites. Such costs are estimated based on the technical requirements of the United States Environmental Protection Agency ("EPA") or applicable state regulations, whichever are stricter. These accruals for closure and postclosure costs relate to expenditures to be incurred after a monofill ceases to accept ash residue. To the extent similar costs are incurred during the active life of the site, they are expensed as incurred. Preparation costs associated with these sites and their individual cells are capitalized and amortized over the respective estimated life of the disposal site or individual cell.

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

The Company has recorded liabilities for closure and postclosure monitoring and environmental remediation costs as follows:

      December 31,                                     1995                                  1996
      -------------------------------------------------------------------------------------------
      Current portion, included in
        accrued liabilities                         $11,357                               $ 1,764
      Noncurrent portion, included in
        other long-term liabilities                   6,677                                30,766
                                                    -------                               -------
      Total environmental liabilities               $18,034                               $32,530
                                                    =======                               =======

During the remaining life of the active sites, the Company anticipates providing an additional $1.2 million of closure and postclosure costs.

Contracts in Process Information with respect to contracts in process at December 31, 1995 and 1996, is as follows:

      December 31,                                       1995                                1996
      -------------------------------------------------------------------------------------------
      Costs and estimated earnings
         on uncompleted contracts                   $ 284,748                           $ 182,075
      Less: billings on
         uncompleted contracts                       (272,369)                           (187,637)
                                                    ---------                           ---------
      Total contracts in process                    $  12,379                           $  (5,562)
                                                    =========                           =========



Contracts in process are included in the Consolidated Balance Sheets under the following captions:

      December 31,                                       1995                                1996
      -------------------------------------------------------------------------------------------
      Costs and earnings in excess of billings      $  25,429                           $  10,632
      Advance payments on contracts                   (13,050)                            (16,194)
                                                    ---------                           ---------
      Total contracts in process                    $  12,379                           $  (5,562)
                                                    =========                           =========

All contracts in process are expected to be billed and collected within four years. Accounts receivable includes retainage that has been billed but is not due pursuant to contract provisions until completion. Such retainage at December 31, 1996, is $5.3 million, including $1.3 million that is expected to be collected after one year. At December 31, 1995, retainage was $10.4 million.

Earnings per Share In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings Per Share" ("EPS"), which supersedes Accounting Principles Board Opinion No. 15. Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Fully diluted EPS is replaced by Diluted EPS, which gives effect to all dilutive potential common shares. All prior periods presented have been restated.

Diluted EPS from continuing operations is computed as follows:


Years Ended December 31,                             1994      1995      1996
-----------------------------------------------------------------------------
Income from continuing operations as reported    $159,043  $129,384  $110,501
  Add or (deduct) -
  Dilution from potential common shares of:
     WM International                                   -         -         -
                                                 --------  --------  --------
Adjusted income from continuing operations       $159,043  $129,384  $110,501
                                                 ========  ========  ========
Weighted average common shares outstanding as
  reported                                        189,100   184,400   168,900
  Add -
     Effect of stock options after applying
     the "treasury stock" method                      900       700       600
                                                 --------  --------  --------
Adjusted average common shares outstanding        190,000   185,100   169,500
                                                 ========  ========  ========
Diluted EPS from continuing operations              $0.84     $0.70  $   0.65
                                                 ========  ========  ========

An aggregate of 3.1 million common shares potentially issuable upon exercise of stock options have been excluded from the calculation of Diluted EPS at December 31, 1996, because their effect is antidilutive. During 1996, the Company issued
1.2 million shares upon exercise of stock options.

Accounting Pronouncements    Effective January 1, 1996, the Company adopted FAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of FAS 121 did not have a material impact on its financial statements since Wheelabrator's accounting was substantially in compliance with the new standard.

Also during 1996, FAS No. 123, "Accounting for Stock-Based Compensation," became effective. FAS 123 provides an optional new method of accounting for employee stock options and expands required disclosure about stock options. If the optional method of determining compensation cost is not adopted, disclosure is to be made, if material, of pro forma net income and earnings per share as if it were. The impact on net income and earnings per share of applying the optional new method was immaterial, and the Company has elected not to adopt the optional new accounting methodology.

In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," which is effective beginning in 1997. The SOP provides that environmental remediation liabilities should be accrued when the criteria of FAS No. 5, "Accounting for Contingencies," are met. Included in the SOP are benchmarks to aid in the determination of when such criteria are met and when environmental remediation liabilities should be recognized. The SOP provides that an accrual for environmental liabilities should include costs of compensation and benefits for employees expected to devote a significant amount of time directly to the remediation effort. Wheelabrator does not believe the adoption of SOP 96-1 will have a material impact on its financial statements since its current accounting is in substantial compliance with the new standard.

In 1997, the Company was required to begin presenting earnings per share in accordance with FAS No. 128 as discussed above.

Reclassification Certain prior period amounts have been reclassified to conform with the current year presentation.

NOTE 3 - Capital Transactions, Acquisitions, and Divestitures

WM International Wheelabrator owns approximately 12 percent of WM International, a Waste Management subsidiary that owns substantially all of Waste Management's waste management services operations outside of North America. The investment is accounted for using the equity method due to the significance, through Waste Management, of Wheelabrator's influence over WM International. As of December 31, 1996, WM International was owned approximately 12 percent by Wheelabrator, 12 percent by Rust, 56 percent by Waste Management, and 20 percent by the public.

During 1994, 1995, and 1996, respectively, Wheelabrator recorded equity in net income (loss) of WM International of $15.2 million, $(5.1) million, and $(15.5) million. The Company's equity income was reduced by $25.6 million during the fourth quarter of 1995 for its share of a largely noncash special charge recorded by WM International related to actions taken to sell or otherwise dispose of noncore businesses and investments, as well as core businesses and investments in low potential markets, to abandon certain hazardous waste treatment and processing facilities, and to streamline its country management organization. During the fourth quarter of 1996, as a further refinement of its core business focus that began in 1995, WM International announced plans to sell its investment in Wessex Water Plc and recognized a provision for loss on the sale. In addition, WM International recorded a charge to revalue its investments in several European countries. Wheelabrator's share of these charges, including the Company's equity in the portion recognized by Rust, totaled $43.3 million. In addition, the Company recorded a $4.6 million deferred tax liability related to passive foreign income associated with the Wessex sale. Wheelabrator's investment in WM International totaled approximately $228.7 million and $216.8 million as of December 31, 1995 and 1996, respectively. As of December 31, 1996, the book value of the Company's WM International investment exceeded its market value by approximately $40 million, which management believes is a temporary situation.

A summary of certain financial information for WM International follows:


      December 31,                                      1995               1996
      -------------------------------------------------------------------------

      Current assets                              $  859,591         $  924,975
      Noncurrent assets                            3,375,998          3,200,235
      Current liabilities                          1,077,746          1,061,048
      Noncurrent liabilities                         893,717            838,012
      Minority interest                              357,934            418,596


      Years ended December 31,            1994             1995            1996
      ---------------------------------------------------------------------------

      Revenue                       $1,710,862       $1,865,081      $1,913,793
      Gross profit                     466,265          260,206         272,248
      Net income (loss)                126,753          (42,112)       (128,771)

Rust Wheelabrator owns approximately 40 percent of Rust, a provider of environmental and infrastructure consulting services and other on-site industrial services. The remaining 60 percent of Rust is owned directly or indirectly by Waste Management.

The Company has restated its financial statements for the years ended December 31, 1994, 1995 and 1996. This action was taken to reflect adjustments recorded by Rust for the carrying value of certain of Rust's equity investments and businesses held for sale and for reclassifying to continuing operations the results of operations for certain Rust businesses previously reported as discontinued operations in 1996. Accordingly, the Company has restated to reflect the impact of these adjustments and reclassifications on its equity income and investment. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

A summary of certain unaudited financial information for Rust follows:


   December 31,                            1995                          1996
   -----------------------------------------------------------------------------
                             As reported   As restated  As reported  As restated
                             -----------   -----------  -----------  -----------
   Current assets              $   57,405   $   57,405     $249,487     $249,487
   Noncurrent assets(1)         1,288,823    1,265,352      986,780      951,075
   Current liabilities             41,167       41,167      262,659      262,659
   Noncurrent liabilities         360,087      353,792      302,836      319,594

(1) 1995 and 1996 noncurrent assets include approximately $400.0 million and $99.8 million, respectively, of net assets held for sale.



Years Ended December 31,           1994                1995                      1996
------------------------------------------------------------------------------------------
                               As        As        As        As          As          As
                            reported  restated  reported  restated    reported    restated
                            --------  --------  --------  --------    ---------   --------

Revenue                     $527,683  $527,683  $378,069  $378,069   $ 262,479   $ 262,479
Gross profit                  75,489    74,896    61,179    60,830      32,856      28,245
Income (loss) from
  continuing operations        6,530    19,562    (9,658)  (21,906)    (31,500)    (22,738)
Net income (loss)             55,587    50,575   (35,213)  (35,306)   (308,938)   (309,487)

During 1994, 1995, and 1996, Wheelabrator recorded equity in income (loss) from continuing operations of Rust of $7.8 million, $(8.8) million, and $(9.1) million, respectively. Rust's 1994 and 1996 results included impairment charges to write-down the value of an equity investee, and 1996 also included the loss on the sale of a small subsidiary. Wheelabrator's share of these charges was $2.0 million in 1994 and $2.2 million in 1996. Wheelabrator's investment in Rust totaled approximately $371.1 million and $247.3 million as of December 31, 1995 and 1996.

The impact of the Rust restatements on the Company's financial results as originally reported is summarized below:



Years Ended December 31,                                     1994      1995        1996
------------------------------------------------------------------------------------------
Equity in earnings (loss) of affiliates:
  As reported                                              $ 14,717  $ (8,916)  $ (27,803)
  As restated                                                23,036   (13,815)    (24,318)
Income from continuing operations:
  As reported                                              $150,724  $134,283   $ 109,454
  As restated                                               159,043   129,384     110,501
Equity income (loss) from Rust discontinued operations:
  As reported                                              $ 19,623  $(10,222)  $(110,995)
  As restated                                                12,405    (5,360)   (114,700)
Net income:
  As reported                                              $184,895  $137,858   $   6,498
  As restated                                               185,996   137,821       3,840

Diluted earnings (loss) per common share:
Continuing operations:
  As reported                                              $   0.79  $   0.73   $    0.65
  As restated                                                  0.84      0.70        0.65
Equity income (loss) from Rust discontinued operations:
  As reported                                              $   0.10  $  (0.06)  $   (0.66)
  As restated                                                  0.06     (0.03)      (0.68)
Net income:
  As reported                                              $   0.97  $   0.74   $    0.04
  As restated                                                  0.98      0.74        0.02

December 31,                      1995        1996
-----------------------------------------------------
Investments in affiliates:
  As reported                  $  601,768  $  484,141
  As restated                     599,790     479,505
Total assets:
  As reported                  $3,069,907  $3,051,419
  As restated                   3,067,929   3,046,783
Retained earnings:
  As reported                  $  728,255  $  714,064
  As restated                     726,277     709,428
Total stockholders' equity:
  As reported                  $1,450,265  $1,150,516
  As restated                   1,448,287   1,145,880

Discontinued Operations    During the fourth quarter of 1995, Rust announced
that it would sell or discontinue its process engineering, construction, specialty contracting and similar lines of business. In 1996, Rust sold the engineering and construction business, as well as its industrial scaffolding business, and announced that it also planned to divest its remaining domestic and international environmental and infrastructure engineering and consulting businesses. Wheelabrator has reported its 40 percent equity interest in the net loss provisions for the planned disposition of these businesses separately from continuing operations. In addition, the Company's equity in the historical operating results of these businesses sold within one year of their announced disposition is also reported separately from continuing operations. Historical results of those Rust businesses included in the disposition plan but not sold within one year have been reclassified and are now included in the Company's results from continuing operations.

The provision for loss on disposal of the businesses discontinued in the fourth quarter of 1996 includes management's best estimates of the amounts expected to be realized on the sale of these businesses. The amounts Rust will ultimately realize could differ materially in the near-term from the amounts estimated in arriving at the provision for loss.

During 1996, Wheelabrator undertook a review of its strategic options for its water businesses. The study concluded that, given the multiples being paid for water companies in the marketplace, the best strategy was to sell the businesses. Consequently, negotiations were begun that led to the November sale of Wheelabrator's equipment manufacturing and process systems businesses, including substantially all of the Company's foreign operations and also certain air pollution control units, to United States Filter Corporation ("U.S. Filter") for $369.6 million in cash. These negotiations also led to a definitive agreement with U.S. Filter in early 1997 to sell the Company's water and wastewater facility operations and privatization business for $77.4 million worth of U.S. Filter common stock. The second and final stage of the Water Business divestiture is expected to close in the second quarter of 1997. The discontinued businesses have been segregated and the accompanying consolidated balance sheets, statements of income and related footnote information have been restated. Wheelabrator expects to realize a modest gain on the water divestiture that will be recognized upon its completion.

In connection with these transactions, Wheelabrator has accrued $25.0 million pursuant to a Business Development Agreement between Wheelabrator and U.S. Filter. In accordance with the agreement, Wheelabrator will pay U.S. Filter $5.0 million each year through 2001. In return, U.S. Filter will promote municipal biosolids, energy plant services and waste-to-energy development opportunities for Wheelabrator at the facilities of U.S. Filter's customers and to U.S. Filter's customer base.

Revenues of the discontinued businesses were $397.7 million in 1994, $495.6 million in 1995, and $447.4 million in 1996. Following is a summary of the assets and liabilities as of December 31, 1995 and 1996, which are reflected in the Consolidated Balance Sheets as net assets of discontinued operations.



December 31,                                                  1995         1996
-------------------------------------------------------------------------------
Current assets                                           $ 206,143      $21,161
Noncurrent assets                                          230,530       40,176
Current liabilities                                       (140,264)      (6,367)
Noncurrent liabilities                                     (10,022)        (194)
                                                         ---------      -------
Net assets of discontinued operations                    $ 286,387      $54,776
                                                         =========      =======

At December 31, 1995, current assets consisted primarily of accounts receivable, costs and earnings in excess of billings, and inventories. Noncurrent assets consisted of property, plant, and equipment and goodwill. Liabilities consisted primarily of accounts payable, accrued liabilities and advance payments on contracts. At December 31, 1996, current assets consisted primarily of accounts receivable. Noncurrent assets consisted primarily of property, plant, and equipment. Liabilities consisted primarily of accounts payable and accrued liabilities.

The Company has reorganized and streamlined its operating structure in conjunction with the Water Business divestiture. The biosolids pelletizer facilities, which have long-term contractual obligations, operating characteristics, customers, and capital requirements similar to trash-to-energy facilities, have been integrated into the Company's energy plant operating organization. In light of this reorganization and the sale of the Water Business, the Company will now report its operating results in one industry segment. Wheelabrator's biosolids land application and air pollution control businesses, which are not significant, will also be included in this segment. Results from prior years, during which the Company reported its results in two industry segments, Clean Energy and Clean Water, have been restated to conform to the current presentation.

Acquisitions    In 1994, in exchange for approximately 156 thousand shares of
Wheelabrator common stock and $25.8 million of cash, the Company acquired wastewater treatment operating contracts and nine businesses engaged in providing air and water quality-related environmental products and services and in manufacturing surface finishing equipment. In 1995, Wheelabrator completed the privatization of the Miami Conservancy District wastewater treatment plant located in Franklin, Ohio, and also acquired a Taiwanese company engaged in the design and engineering of water treatment equipment. The total cost of these 1995 acquisitions was $12.6 million, net of cash acquired. During 1996, Wheelabrator acquired wastewater treatment operating contracts and two industrial cogeneration facilities in California for approximately $36.0 million in cash and the assumption of $2.5 million in debt. The Company utilizes the purchase method of accounting, and the purchase price of the foregoing acquisitions has been allocated to their respective net assets based upon estimated fair market values. The results of operations of acquired entities have been included in Wheelabrator's financial statements from their respective dates of acquisition. Also during 1996, the Company acquired a 20 percent interest in Glegg Industries ("Glegg"), a privately held ultrapure water company, for $15.4 million. In conjunction with the Water Business divestiture, Glegg's majority owners acquired the right to repurchase Wheelabrator's interest before March 31, 1999, at the Company's original purchase price. Accordingly, this investment is now being accounted for using the cost method of accounting. The pro forma effect of the acquisitions made during 1994, 1995, and 1996 is not material.

NOTE 4 - INCOME TAXES

A summary of the Company's income tax provisions from continuing operations is given below.

     Income Tax Provision (Benefit)
     Years Ended December 31,                   1994         1995          1996
     --------------------------------------------------------------------------
     Current tax expense:

       U.S. Federal                          $35,448      $22,457      $ 17,785
       State and local                        13,168        9,254        13,574
                                             -------      -------      --------
       Total current                          48,616       31,711        31,359
                                             -------      -------      --------
     Deferred tax expense:

       U.S. Federal                           41,487       50,037        64,840
       State and local                         4,441       10,109         6,528
                                             -------      -------      --------
       Total deferred                         45,928       60,146        71,368
                                             -------      -------      --------
     U.S. Federal benefit from amortization
       of deferred investment credit            (779)        (779)         (779)
                                             -------      -------      --------
     Total provision                         $93,765      $91,078      $101,948
                                             =======      =======      ========

The principal items accounting for the difference in income taxes computed at the U.S. statutory rates and as recorded are as follows:

     Years Ended December 31,                   1994         1995          1996
     --------------------------------------------------------------------------
     Statutory federal income tax rate          35.0%        35.0%         35.0%
     State income taxes after federal
       income tax benefit                        4.5          5.7           6.2
     Equity income                              (3.2)         2.2           4.0
     U.S. tax on foreign income                  0.9            -           2.2
     Other, net                                 (0.1)        (1.6)          0.6
                                                ----         ----          ----
     Effective tax rate                         37.1%        41.3%         48.0%
                                                ====         ====          ====

The principal items that comprise the 1995 and 1996 deferred tax (assets) and liabilities are as follows:


     December 31,                                              1995        1996
     --------------------------------------------------------------------------
     Reserves not deductible until paid                   $ (91,984)  $ (91,074)

     Deferred income                                        (22,859)    (14,907)

     Basis difference in investments and capital
       loss carryforwards                                    (8,579)     (6,000)

     Alternative minimum tax credit carryforwards           (24,581)          -

     State net operating loss carryforwards                 (13,435)    (13,061)

     Other                                                        -      (3,024)

     Less: valuation allowance                               10,952       7,584
                                                          ---------   ---------
       Subtotal                                            (150,486)   (120,482)

     Property, plant, and equipment                         503,306     506,650

     Deferred expenses                                       20,554      29,881

     Nondeductible prepaid expenses                          11,817      10,305

     Other                                                   15,698      19,228
                                                          ---------   ---------
       Subtotal                                             551,375     566,064
                                                          ---------   ---------
     Net deferred tax liability                           $ 400,889   $ 445,582
                                                          =========   =========

During 1996, the Company recognized the benefit of all the alternative minimum tax credit carryforwards available. The Company has capital loss carryforwards of approximately $13.7 million with an expiration date of 1998. Also, various subsidiaries have state operating loss carryforwards of approximately $316 million with expiration dates through the year 2011. Valuation allowances have been established due to the uncertainty of ultimately realizing the tax benefit of certain state net operating loss carryforwards and the tax benefits attributed to basis differences in certain investments. While the Company expects to realize the deferred tax assets in excess of the valuation allowances, changes in estimates of future taxable income or tax laws could alter this expectation. During 1995 and 1996, the valuation allowance decreased $5.0 million and $3.4 million, respectively, due primarily to the realization of capital loss carryforwards.

NOTE 5 - COMMON STOCK

As of December 31, 1996, 104.6 million shares of the Company's common stock were held by Waste Management or its subsidiaries. Under certain circumstances, Waste Management has options to purchase at fair market value newly issued shares of Wheelabrator common stock. Waste Management also has certain registration rights until August 24, 1999, with respect to certain of the Wheelabrator common stock it holds.

During 1995 and 1996, the Company repurchased 7.2 million and 19.1 million shares of its common stock for an aggregate cost of $104.2 million and $306.0 million, respectively. The Company is authorized to repurchase an additional
30.0 million shares of its common stock through mid-August, 1998 on the open market or in privately negotiated or other transactions. The Company declared and paid cash dividends totaling $0.10, $0.11, and $0.12 per common share during 1994, 1995, and 1996, respectively.


NOTE 6 - LONG-TERM DEBT AND LEASE COMMITMENTS

Long-term debt is as follows:

     December 31,                                           1995      1996
     ---------------------------------------------------------------------
     Industrial development revenue bonds due 1997
       to 2016 at rates of 3.95%-9.25%                  $666,678  $775,146
     Private placement bonds due 2008 at a rate
       of 10.64%                                          20,000    20,000
     Project financing from commercial bank
       due 1997 to 2000 at a rate of 0.325%
       above LIBOR (an aggregate of 5.855%
       at December 31, 1996)                              28,641    23,347
     Secured notes payable related to coal-handling
       facilities due 1997 to 1999 at rates of
       9.0%-9.875%                                        20,327    15,247
     Other nonproject debt due 1997 to 2008 at rates
       of 9.5%-10.0%                                         208     2,245
                                                        --------  --------
                                                         735,854   835,985
     Less:  current portion                               31,999    35,832
                                                        --------  --------
     Total long-term debt                               $703,855  $800,153
                                                        ========  ========

At December 31, 1996, the Company's long-term project debt was collateralized by property, plant, and equipment with a net book value of $766.7 million and $108.0 million of investments held by trustees. Investments held by trustees typically represent proceeds of long-term debt related to trash-to-energy and independent power projects. These amounts generally consist of reserve funds maintained pursuant to project financing agreement requirements. The investments, which are included in other assets in the Consolidated Balance Sheets, are held in trust and use by the Company is restricted. Also included within other assets are deferred financing costs, which are amortized over the term of the related debt using a straight-line method that approximates the interest method.

Financing for certain trash-to-energy facilities currently operated by the Company has been provided through sale and leaseback transactions arranged in previous years. The leases are classified as operating leases, with lease expense recognized on a straight-line basis over the base and bargain renewal periods of each agreement. Timing differences between lease payments and financial statement lease expense are included in other assets in the Consolidated Balance Sheets. Gains realized on the sale transactions are included in deferred income in the Consolidated Balance Sheets and are amortized on a straight-line basis over the terms of the respective leases.

Principal payments on long-term debt and noncancelable operating lease payments for operating and office facilities at December 31, 1996, are due as follows:


                          Long-term  Operating
                            Debt      Leases
                          ---------  ---------
            1997           $ 35,832   $ 86,618
            1998             45,736     86,812
            1999             45,902     89,437
            2000             45,046     89,801
            2001             46,466     85,362
            Thereafter      617,003    561,120
                           --------   --------
            Total          $835,985   $999,150
                           ========   ========

Total rent expense of continuing operations was $74.1 million, $72.0 million, and $74.3 million for the years ended December 31, 1994, 1995 and 1996, respectively.

The Company has directly or indirectly guaranteed the payment of debt obligations at certain of its leased or owned facilities (see Note 9). These guarantees contain various covenants, the most restrictive of which require the maintenance of specified levels of tangible net worth. The Company is in compliance with these covenants as of December 31, 1996.

Resco Holdings Inc. ("Resco"), a wholly-owned subsidiary of Wheelabrator, and AlliedSignal Inc. ("AlliedSignal") are parties to an agreement that provides for specific credit support by AlliedSignal for certain of Resco's trash-to-energy project subsidiaries. Under the agreement, AlliedSignal may require Resco to refinance, without AlliedSignal credit support, indebtedness of supported trash-to-energy projects if it is economical (as defined in the agreement) to do so. Resco and certain of its subsidiaries have agreed to reimburse AlliedSignal for all amounts that may be paid by it under the agreement or various related credit support obligations. No support payments have been made by AlliedSignal as of December 31, 1996.

Resco owns substantially all of the net operating assets of the Company except certain net assets consisting principally of cash and investments, and is required to maintain a minimum level of tangible net worth ($549.8 million as of December 31, 1996). As of December 31, 1996, Resco was in compliance with this provision. Resco has agreed not to declare or pay any cash dividends to the Company at any time Resco's tangible net worth is less than the required amount. The Company has the ability to pay cash dividends using assets other than those restricted within Resco.

NOTE 7 - STOCK AND BENEFIT PLANS

Stock Option Plans Wheelabrator's stock option plans provide for the grant to key employees of nonqualified options to purchase shares of the Company's common stock at a price equal to the fair market value at the time of grant. Outstanding options generally have a term of seven years from the date of the grant and expire at various dates through April 1, 2003. Stock options granted generally vest over a three-year period in equal annual installments beginning one year after the grant date. The Company applies APB Opinion 25 and related accounting interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its plans. However, when nonqualified options are exercised, the Company receives a federal income tax deduction equal to the market value of the shares at exercise less the exercise price. The associated tax savings are credited to capital in excess of par value. Had compensation cost for these plans been determined based on the fair value at the grant date under the optional method prescribed by FAS 123, the impact on the Company's net income and earnings per share would have been immaterial. Based on current and anticipated use of stock options, it is expected that the impact of the pro forma provisions of FAS 123 will be immaterial in future years.

A summary of the status of the Company's stock option plans as of December 31, 1994, 1995, and 1996, and changes during the years ended on those dates is presented below:



                                                        1994                  1995                    1996
                                        --------------------     -----------------       -----------------
                                                    Weighted              Weighted                Weighted
                                                     Average               Average                 Average
                                                    Exercise              Exercise                Exercise
                                         Shares        Price      Shares     Price         Shares    Price
                                         ------    ---------      ------    ------         ------ --------
Outstanding at beginning
  of year                                 5,046       $12.43       5,147    $13.65         5,871    $13.67

Granted                                     815        19.13       1,283     13.63         1,157     16.50
Exercised                                  (593)        9.78        (341)    10.57        (1,156)    11.85
Canceled:
  Predecessor plans                         (23)       11.90          (6)    11.90           (16)    11.90
  Current plans                             (98)       16.52        (212)    18.34          (268)    16.64
                                          -----                    -----                  ------
Outstanding at end
  of year                                 5,147        13.65       5,871     13.67         5,588     14.48
                                          =====                    =====                  ======
Options exercisable at
  year-end                                3,474        11.27       3,915     12.65         3,784     13.72
                                          =====                    =====                  ======
Options available for
  future grant                            4,370                    3,299                   2,410
                                          =====                    =====                  ======

The following table summarizes information about stock options outstanding and exercisable as of December 31, 1996:


                                     Options Outstanding                            Options Exercisable
                     ----------------------------------------------------         -----------------------
                                                 Weighted
                                                  Average        Weighted                        Weighted
Range of                                        Remaining         Average                         Average
Exercise                                      Contractual        Exercise                        Exercise
Prices                     Shares         Life (in Years)           Price         Shares            Price
-----------          -----------------    ---------------        --------         ------        ---------
$3.87                               31                0.9          $ 3.87             31           $ 3.87
$6.58-$ 9.24                     1,274                2.8            8.30          1,274             8.29
$11.90-$17.69                    3,079                4.5           15.08          1,494            14.47
$18.33-$20.65                    1,204                3.9           19.76            985            19.91
                                 -----                                             -----
$3.87-$20.65                     5,588                4.0           14.48          3,784            13.72
                                 =====                                             =====


Savings and Retirement Plan Substantially all employees are participants in the Wheelabrator-Rust Savings and Retirement Plan, which is a qualified defined contribution plan consisting of a savings account component (the "Savings Account") and a retirement account component (the "Retirement Account"). Under the terms of the Savings Account, eligible employees of the Company may elect to contribute a portion of their annual compensation not to exceed 16 percent. The Company is required to match a minimum of 30 percent of the first six percent of eligible compensation contributed by an employee. Under the terms of the Retirement Account, eligible employees of the Company receive an annual contribution equal to a minimum of three percent of their eligible earnings. Employees vest in Company contributions and the associated earnings in the Savings Account at 20 percent per year and in the Retirement Account after five years. Wheelabrator's contributions to such plans during 1994, 1995, and 1996 amounted to approximately $5.1 million, $5.3 million, and $5.6 million, respectively.

Postretirement Benefits Other Than Pensions The Company provides certain postretirement benefits other than pensions, which are primarily health care benefits offered to a limited number of former employees of the manufacturing businesses sold to U.S. Filter. Pursuant to the purchase and sale agreement, the Company retained the liability for these benefits. The majority of the Company's active employees will not receive postretirement benefits other than pensions. During the fourth quarter of 1995, the Company settled litigation with a group of retirees regarding their level of future benefits. As a result, the accumulated postretirement benefit obligation for retiree health care plans was reduced by approximately $3.6 million.

Details of the plans' expense recognized in the Consolidated Statements of Income are as follows:

    Years Ended December 31,     1994     1995     1996
    ---------------------------------------------------
    Service cost               $   59   $   64   $   83
    Interest cost               2,590    3,155    2,777
    Net amortization              (43)     (55)     (51)
                               ------   ------   ------
    Total expense              $2,606   $3,164   $2,809
                               ======   ======   ======

The following sets forth the plans' funded status reconciled with amounts reported in the Company's Consolidated Balance Sheets:


    December 31,                                   1995     1996
    ------------------------------------------------------------
    Accumulated postretirement benefit
      obligation (APBO):
    Retirees                                    $36,794  $36,155
    Fully eligible active plan participants         467    1,224
    Other active plan participants                  432        -
                                                -------  -------
    Total APBO                                   37,693   37,379
    Unrecognized:
    Prior service cost                              566      239
    Gain                                          1,844    2,783
                                                -------  -------
    Accrued postretirement benefit liability    $40,103  $40,401
                                                =======  =======

For measurement purposes, a 7.5 percent annual rate of increase in the per capita cost of covered health care claims was assumed for 1997, decreasing by
0.5 percent annually to 6.0 percent in 2000 and remaining at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by approximately $3.4 million and increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $0.3 million. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75 percent in 1995 and 1996 based on expected payout patterns.


NOTE 8 - ADDITIONAL FINANCIAL INFORMATION

Activity relating to the allowance for doubtful accounts follows:


   December 31,                          1994         1995         1996
   --------------------------------------------------------------------
   Balance at beginning of year       $ 4,053      $ 5,682      $ 7,754
   Provision                            1,441        3,971        1,531
   Less:  write-offs                   (1,078)        (350)      (3,973)
   Other, net                           1,266       (1,549)        (218)
                                      -------      -------      -------
   Balance at end of year             $ 5,682      $ 7,754      $ 5,094
                                      =======      =======      =======

Included in other current assets are spare parts and supplies of $29.9 million and $31.0 million as of December 31, 1995 and 1996, respectively.

The following is a summary of property, plant, and equipment:

     December 31,                                1995         1996
     -------------------------------------------------------------
     Land                                  $  116,629   $  116,784
     Land options                             261,703      261,703
     Machinery and equipment                1,249,253    1,293,896
     Buildings and improvements               278,958      282,158
     Construction-in-progress                   6,699       32,414
     Less: accumulated depreciation          (346,488)    (425,030)
                                           ----------   ----------
     Net property, plant, and equipment    $1,566,754   $1,561,925
                                           ==========   ==========

Depreciation of property, plant, and equipment included in continuing operations for the years ended December 31, 1994, 1995, and 1996 was $76.4 million, $83.1 million, and $81.3 million, respectively.

The following is a summary of accrued liabilities:

     December 31,                                    1995      1996
     --------------------------------------------------------------
     Wages, salaries, and benefits               $ 17,015  $ 23,465
     Interest and lease expense                    44,534    42,573
     Warranties and contract reserves               6,890    14,742
     Income taxes payable /(1)/                         -    73,030
     Accrued property and other taxes payable      10,112    18,089
     Other                                         57,594    64,527
                                                 --------  --------
     Total accrued liabilities                   $136,145  $236,426
                                                 ========  ========
     --------------------------

     (1) The increase in income taxes payable at December 31, 1996, is primarily attributable to the Water Business sale.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has issued or is a party to 290 bank letters of credit, performance bonds, and other guarantees. Such financial instruments (averaging $2.1 million each) are given in the ordinary course of business.

In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of flow control laws. Such laws typically involve a municipality specifying the disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld nonregulatory means by which municipalities may effectively control the flow of municipal solid waste. The Company's Gloucester County, New Jersey, facility relies on a disposal franchise for substantially all of its supply of municipal solid waste. In July 1996, a Federal District Court permanently enjoined the State of New Jersey from enforcing its solid waste regulatory flow control system, which was held to be unconstitutional, but stayed the injunction for as long as its ruling is on appeal plus an additional period of two years to enable the State to devise an alternative nondiscriminatory approach. The State has indicated that it will continue to enforce flow control during the two-year transition period and has filed an appeal of the Federal District Court's ruling. The New Jersey legislature is now considering a bill to authorize counties and authorities, including the Gloucester County Improvement Authority, to implement a constitutionally permissible system of "economic flow control" designed to recover waste disposal costs incurred in reliance on the State's franchise system. In addition, plaintiffs have asked the Third Circuit Court of Appeals to shorten the stay period. A decision by the appeals court is expected during the second quarter of 1997.

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

Within the next several years, the air pollution control systems at certain trash-to-energy facilities owned or leased by Wheelabrator most likely will be required to be modified to comply with more stringent air pollution control standards (the "MACT Standards") adopted by the EPA in December 1995 for Municipal Waste Combusters ("MWCs"). The compliance dates will vary by facility, but subject to the final decision in the case of Davis County vs. EPA, all affected facilities most likely will be required to be in compliance with the new rules by the end of the year 2000. The Davis County vs. EPA case involves the methodology EPA used to set the MACT Standards, and its outcome could delay implementation deadlines by an estimated six to eighteen months. Currently available technologies will be adequate to meet the new standards. Although the total expenditures required for such modifications are estimated to be in the $190-$230 million range, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements allow the Company to recover from customers the majority of incremental capital and operating costs.

As the states and the U.S. Congress have accelerated their consideration of ways in which economic efficiencies can be gained by deregulating the electric generation industry, some have argued that over-market power sales agreements entered into pursuant to the Public Utilities Regulatory Policies Act of 1978 ("PURPA") should be voidable as "stranded assets." The Company's 25 power production facilities are qualifying facilities under PURPA and depend on the sanctity of their power sales agreements for their economic viability. Recent state and federal agency and court decisions have unanimously upheld the inviolate nature of these contracts. While the Company believes that federal law offers strong protections to its PURPA contracts, there is a risk that future court decisions and/or legislative initiatives in this area will have a material and adverse effect on the business of the Company.

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

The Company is self-insured for general liability claims up to $2.0 million per occurrence. Liability insurance in effect during the last several years provides coverage for environmental matters only to a limited extent.

NOTE 10 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)(1)

                                        First       Second      Third       Fourth   Full Year
                                        -----       ------      -----       ------   ---------
1995
----
Revenue                              $258,482     $238,021   $232,747     $226,838    $956,088
Operating expenses                    174,271      153,544    147,987      143,601     619,403
Income (loss) from continuing
  operations(2)                        39,148       46,943     45,156       (1,863)    129,384
Net income (loss)                      43,667       52,959     51,593      (10,398)    137,821

Weighted average common shares
  outstanding                         185,800      184,600    184,800      181,800     184,400

Basic earnings (loss) per common
  share(3):
  Income from continuing
    operations                       $   0.21     $   0.25   $   0.24     $  (0.01)   $   0.70
  Net income (loss)                  $   0.24     $   0.29   $   0.28     $  (0.06)   $   0.75

Diluted earnings (loss) per
  common share(3):
  Income (loss) from
    continuing operations            $   0.21     $   0.25   $   0.24     $  (0.01)   $   0.70
  Net income (loss)                      0.23         0.29       0.28        (0.06)       0.74

Market price:
  High                                 17 1/2       15 3/4     17           16 3/4      17 1/2
  Low                                  12 1/2       13 5/8     14 1/4       14          12 1/2


1996                                       First      Second       Third       Fourth     Full Year
----                                       -----      ------       -----       -------    ---------
Revenue                                 $219,470    $244,436    $242,683    $ 245,723      $952,312
Operating expenses                       141,469     157,426     155,745      164,139       618,779
Income (loss) from
  continuing operations(2)                37,021      44,718      49,529      (20,767)      110,501

Net income (loss)                         40,728      56,090      18,825     (111,803)        3,840

Weighted average common shares
  outstanding                            178,900     171,800     161,600      161,500       168,900

Basic earnings (loss) per
common share(3):
  Income (loss) from
    continuing operations               $   0.21    $   0.26    $   0.31    $   (0.13)     $   0.65
  Net income (loss)                     $   0.23    $   0.33    $   0.12    $   (0.69)     $   0.02

Diluted earnings (loss) per
  common share(3):
  Income (loss) from
    continuing operations               $   0.21    $   0.26    $   0.31    $   (0.13)     $   0.65
  Net income (loss)                         0.23        0.33        0.12        (0.69)         0.02

Market price:
  High                                    17 1/2      17 1/8      15 1/2       16 3/4        17 1/2
  Low                                     14 3/4      14 3/4      13 7/8       14 3/4        13 7/8

(1) Previously reported numbers have been restated for the discontinued operations.
(2) Fourth quarters of 1995 and 1996 reduced by $25.6 million and $44.1 million, respectively, related to special charges recorded by the Company's equity investees.
(3) The sum of earnings per common and common equivalent share for the four quarters may not equal the full year number due to the impact of the weighted shares outstanding.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
 of Wheelabrator Technologies Inc.:


We have audited the accompanying consolidated balance sheets of Wheelabrator Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements (as restated -- see Note 3 as it relates to Rust) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wheelabrator Technologies Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP
------------------------
ARTHUR ANDERSEN LLP
New York, New York
January 31, 1997 (except with
  respect to the matter discussed
  in Note 3 as it relates to Rust, as
  to which the date is February 25, 1998)

(b) Selected Quarterly Financial Data (Unaudited) is set forth in Note 11 of the Notes to Consolidated Financial Statements referred to in Item 8(a) above.

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

                                    PART IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  (1) Financial Statements:

     The following financial statements and supplementary data of the Company are included in this report:

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

-------------

     *In case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

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

          (xviii)Amendment to 1991 Directors Plan dated as of August 29, 1994
                 (incorporated by reference to Exhibit 10 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994).

          (xix) 1992 Stock Option Plan of the registrant (incorporated by reference to Exhibit 10.45 to the registrant's 1991 annual report on Form 10-K).

          (xx) Wheelabrator Technologies Inc./Rust International Inc. Supplemental Benefit Plan (as amended and restated effective January 1, 1995) (incorporated by reference to Exhibit 4.15 to the registrant's registration statement on Form S-8, Reg. No. 33-64431).

          (xxi) First Amendment effective as of May 20, 1996 to the Wheelabrator Technologies Inc./Rust International Inc. Supplemental Benefit Plan (incorporated by reference to Exhibit
                 10.52 to the registrant's 1996 annual report on Form 10-K).

          (xxii) Second Amendment effective December 2, 1996 to the Wheelabrator Technologies Inc./Rust International Inc. Supplemental Benefit Plan (incorporated by reference to Exhibit 10.53 to the registrant's 1996 annual report on Form 10-K).


         (b) Reports on Form 8-K:

          During the fiscal quarter ended December 31, 1996 the Company filed a report dated December 2, 1996, on Form 8-K reporting under Item 2 that the Company (i) had completed its disposition to United States Filter Corporation ("U.S. Filter") of its industrial water process, manufacturing and custom-engineered businesses for $369,600,000 in cash and (ii) had centered into a Business Development Agreement with U.S. Filter. As a part of the Report, the Company filed the following pro forma financial information:

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

       In addition, during the fiscal quarter ended December 31, 1996, the Company filed a Report dated December 18, 1996, on Form 8-K reporting under
     Item 2 that the Company had issued a press release announcing that WM International had reached an agreement to sell its equity investment in Wessex Water Plc. No financial statements were filed with the report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WHEELABRATOR TECHNOLOGIES INC.

                                   By /s/ ROBERT J. GAGALIS
                                      ---------------------
                                     Robert J. Gagalis,
                                     Vice President, Chief Financial Officer
                                     and Treasurer

                                      72
March 1, 1998

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

2.04     Agreement and Amendment between the Company and United States Filter
         Corporation, dated as of December 2, 1996 (incorporated by reference to Exhibit 2.2 to the registrant's report on Form 8-K dated December
         2, 1996).

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

3.03     By-Laws of the registrant as amended through January 30, 1997
         (incorporated by reference to Exhibit 3.03 to the registrant's report on Form 10-K for the year ended December 31, 1996).

4.       None.

5.       Inapplicable.

6.       Inapplicable.

7.       Inapplicable.

8.       Inapplicable.

*In the case of incorporation by reference of documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 0-14246.

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

10.05 Amendment No. 1, dated as of June 1, 1992, to Land Option Agreement between Resco Holdings Inc. ("Resco"), as successor by merger to Old
         WTI, and WMI (incorporated by reference to Exhibit 19.01 to the registrant's 1992 annual report on Form 10-K ).

10.06    Amendment No. 2 dated as of November 15, 1995 to Land Option Agreement
         (incorporated by reference to Exhibit 10.06 to the registrant's report on Form 10-K for the year ended December 31, 1996).

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

10.51 Wheelabrator Technologies Inc./Rust International Inc. Supplemental Benefit Plan (as amended and restated effective January 1, 1995) (incorporated by reference to Exhibit 4.15 to the registrant's registration statement on Form S-8, Reg. No. 33-64431).

10.52 First Amendment effective as of May 20, 1996 to the Wheelabrator Technologies Inc./Rust International Inc. Supplemental Benefit Plan (incorporated by reference to Exhibit 10.52 to the registrant's 1996 annual report on Form 10-K).

10.53 Second Amendment effective December 2, 1996 to the Wheelabrator Technologies Inc./Rust International Inc. Supplemental Benefit Plan (incorporated by reference to Exhibit 10.53 to the registrant's 1996 annual report on Form 10-K).

11.    None.

12.    None.

13.    Inapplicable

14.    Inapplicable.

15.    Inapplicable.

16.    None.

17.    Inapplicable.

18.    None.

19.    Inapplicable.

20.    Inapplicable.

21. List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the registrant's 1996 annual report on Form 10-K).

22.    None.

23.    Consent of Arthur Andersen LLP.

24.    None.

25.    Inapplicable.

26.    Inapplicable.

27.    Financial Data Schedule.

28.    None.

99.    None.