Form 10-Q/A
period 1997-03-31
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1998-03-02
CIK 790159

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

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


                         YES     X        NO
                             ---------       -----------


Shares of Registrant's Common Stock, $0.01 par value, issued and outstanding at
                         April 30, 1997: 156,502,027

================================================================================

                        WHEELABRATOR TECHNOLOGIES INC.

                                  FORM 10-Q/A

                     FOR THE QUARTER ENDED MARCH 31, 1997
                     ------------------------------------

                                     INDEX
                                     -----

                                                                             Page No.
                                                                             --------
Part I.  Financial Information:

Item 1 - Financial Statements

   Consolidated Balance Sheets as of December 31, 1996, and
      March 31, 1997.......................................................   1

   Consolidated Statements of Income for the Three Months Ended
      March 31, 1996 and 1997..............................................   2

   Consolidated Statements of Cash Flows for the Three Months Ended
      March 31, 1996 and 1997..............................................   3

   Consolidated Statements of Changes in Stockholders' Equity for the
      Three Months Ended March 31, 1996 and 1997...........................   4

   Notes to Consolidated Financial Statements..............................   5

Item 2 - Management's Discussion and Analysis of Results of
   Operations and Financial Condition .....................................  12


Part II.  Other Information:

Item 1 - Legal Proceedings.................................................  22
Item 6 - Exhibits and Reports on Form 8-K..................................  22
SIGNATURE..................................................................  23
Exhibit Index..............................................................  24

                        PART I.  FINANCIAL INFORMATION

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - RESTATED
                     (000s omitted, except share amounts)
                                  (unaudited)

                                                             December 31,              March 31,
                                                                1996                     1997
-------------------------------------------------------------------------------------------------

                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents...............................  $  306,072              $  312,178
  Receivables, net of allowance of $5,094 in 1996
   and $3,654 in 1997.....................................     123,164                 124,590
  Costs and earnings in excess of billings................      10,632                  18,695
  Other current assets....................................      72,148                  73,888
                                                             ---------               ---------
    Total current assets..................................     512,016                 529,351

Property, plant and equipment, net........................   1,561,925               1,546,752
Cost in excess of net assets of acquired businesses, net..      63,707                  63,190
Investments in affiliates.................................     479,505                 465,454
Net assets of discontinued operations.....................      54,776                  54,980
Other assets..............................................     374,854                 364,859
                                                             ---------               ---------
      Total assets........................................  $3,046,783              $3,024,586
                                                             =========               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current maturities of long-term debt....................  $   35,832              $   35,980
  Accounts payable........................................      37,084                  50,116
  Accrued liabilities.....................................     236,426                 197,651
  Advance payments on contracts...........................      16,194                  22,702
                                                             ---------               ---------
    Total current liabilities.............................     325,536                 306,449

Long-term debt............................................     800,153                 796,226
Deferred income taxes.....................................     445,582                 443,770
Deferred income...........................................      67,678                  65,872
Other long-term liabilities...............................     261,954                 253,507

Commitments and contingencies.............................

Stockholders' equity:
  Preferred stock, par value $1.00 per share,
   50,000,000 shares authorized, none
   issued or outstanding..................................           -                       -
  Common stock, par value $0.01 per share,
   500,000,000 shares authorized, 189,545,407 shares
   issued in 1996 and 1997................................       1,895                   1,895
  Capital in excess of par value..........................     875,584                 875,123
  Cumulative translation adjustments......................      (4,721)                (20,002)
  Treasury stock at cost;  28,094,425 shares in 1996
   and 28,700,080 shares in 1997..........................    (436,306)               (444,071)
  Retained earnings.......................................     709,428                 745,817
                                                             ---------               ---------
    Total stockholders' equity............................   1,145,880               1,158,762
                                                             ---------               ---------
      Total liabilities and stockholders' equity..........  $3,046,783              $3,024,586
                                                             =========               =========

     The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME - RESTATED
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                   (000s omitted, except per share amounts)
                                  (unaudited)

                                                                  1996                 1997
---------------------------------------------------------------------------------------------
Revenue.......................................................  $219,470             $248,164

Operating expenses............................................   141,469              171,259
Selling and administrative expenses...........................    10,990                9,997
Interest expense..............................................    13,458               12,976
Interest income...............................................    (1,737)              (4,495)
Equity in earnings of affiliates..............................    (3,996)              (1,239)
Other expense, net............................................       755                  850
                                                                 -------              -------
  Income from continuing operations before income taxes.......    58,531               58,816

Income tax provision..........................................    21,510               22,427
                                                                 -------              -------

  Income from continuing operations...........................    37,021               36,389

Discontinued operations:
  Income from discontinued operations less applicable income
    taxes of $2.1 million in 1996.............................     2,495                    -
  Equity income from Rust discontinued operations.............     1,212                    -
                                                                 -------              -------

    Net income................................................  $ 40,728             $ 36,389
                                                                 =======              =======

Weighted average common shares outstanding                       178,900              161,500
                                                                 =======              =======

Basic earnings per common share:

  Continuing operations............................             $   0.21             $   0.23
  Income from discontinued operations..............                 0.01                    -
  Equity income from Rust discontinued operations..                 0.01                    -
                                                                  ------               ------

    Net income.....................................             $   0.23             $   0.23
                                                                  ======               ======
Diluted earnings per common share:

  Continuing operations............................             $   0.21             $   0.22
  Income from discontinued operations..............                 0.01                    -
  Equity income from Rust discontinued operations..                 0.01                    -
                                                                  ------               ------

    Net income.....................................             $   0.23             $   0.22
                                                                  ======               ======



   The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                (000s omitted)
                                  (unaudited)

                                                          1996                1997
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income...........................................  $ 40,728            $ 36,389
Adjustments to reconcile net income to cash flows
 from operating activities:
  Depreciation and amortization......................    26,253              23,329
  Deferred income taxes..............................    13,815              (1,941)
  Undistributed earnings of affiliates...............    (3,996)             (1,239)
  Equity in discontinued operations..................    (1,212)                  -
  Changes in assets and liabilities, net of
   effects of acquired businesses:
    Receivables, net.................................   (18,578)             (1,392)
    Costs and earnings in excess of billings.........       584              (3,563)
    Other current assets.............................     2,638                (746)
    Accounts payable and accrued liabilities.........   (13,253)            (36,675)
    Advance payments on contracts....................     5,906               2,008
    Other long-term liabilities......................    (8,538)             (9,260)
  Other, net.........................................     2,971                 889
                                                        -------             -------
  Net cash provided by operating activities..........    47,318               7,799
                                                        -------             -------

INVESTING ACTIVITIES:
Capital expenditures.................................   (14,162)             (6,024)
Investments held by trustees.........................       (97)              4,215
Cash paid for acquisitions, net of acquired cash.....    (1,500)                  -
Other, net...........................................     2,721               1,708
                                                        -------             -------
  Net cash used for investing activities.............   (13,038)               (101)
                                                        -------             -------

FINANCING ACTIVITIES:
Additions to long-term debt..........................         -              13,920
Repayments of long-term debt.........................    (3,912)            (17,684)
Proceeds from exercise of stock options..............     1,841               1,412
Stock repurchase program.............................   (48,408)                  -
Other, net...........................................       822                 760
                                                        -------             -------
  Net cash used for financing activities.............   (49,657)             (1,592)
                                                        -------             -------

Net increase(decrease) in cash and cash equivalents..   (15,377)              6,106
Cash and cash equivalents at beginning of period.....    54,003             306,072
                                                        -------             -------
Cash and cash equivalents at end of period...........  $ 38,626            $312,178
                                                        =======             =======

Supplemental disclosure:
  Interest paid, net of amounts capitalized..........  $  8,668            $  8,644
                                                        =======             =======
  Income taxes paid..................................  $  2,531            $ 51,075
                                                        =======             =======



   The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                     (000s omitted, except share amounts)
                                  (unaudited)

                               Capital in Cumulative
                       Common  Excess of  Translation  Treasury  Retained
                        Stock  Par Value  Adjustment    Stock    Earnings      Total
-------------------------------------------------------------------------------------
Balance,
 December 31, 1995     $1,895  $876,595   $ (9,986)  $(146,494)  $726,277  $1,448,287

Net income                  -         -          -           -     40,728      40,728
Foreign currency
 translation                -         -     (1,372)          -          -      (1,372)
Exercise of
 stock options              -      (460)         -       2,301          -       1,841
Tax benefit from
 stock options              -       284          -           -          -         284
Stock repurchases
 (2,992,100 shares)         -         -          -     (48,408)         -     (48,408)
                       ------  --------   --------   ---------   --------  ----------
Balance,
 March 31, 1996        $1,895  $876,419   $(11,358)  $(192,601)  $767,005  $1,441,360
                       ======  ========   ========   =========   ========  ==========

Balance,
  December 31, 1996    $1,895  $875,584   $ (4,721)  $(436,306)  $709,428  $1,145,880

Net income                  -         -          -           -     36,389      36,389        -
Foreign currency
  translation               -         -    (15,281)          -          -     (15,281)
Exercise of
  stock options             -      (836)         -       2,248          -       1,412
Tax benefit from
 stock options              -       375          -           -          -         375
Stock repurchases
 (762,900 shares)           -         -          -     (10,013)         -     (10,013)
                       ------  --------   --------   ---------   --------  ----------

Balance,
  March 31, 1997       $1,895  $875,123   $(20,002)  $(444,071)  $745,817  $1,158,762
                       ======  ========   ========   =========   ========  ==========


  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
             (000s omitted in all tables except per share amounts)

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

Wheelabrator is a majority-owned subsidiary of Waste Management Inc. ("Waste Management"), formerly named WMX Technologies, Inc., Wheelabrator and Waste Management are parties to a Master Intercorporate Agreement that provides, among other things, for Wheelabrator to lend excess cash to Waste Management at interest rates at least as favorable as those Wheelabrator could otherwise obtain. Under the terms of this agreement, in the event the Company requires short-term cash for the conduct of its business and operations, Waste Management will make available to Wheelabrator such amounts as Wheelabrator requires, up to a total of $100.0 million in excess of amounts loaned by Wheelabrator to Waste Management. At March 31, 1997, cash and cash equivalents included approximately $305.7 million of net investments with Waste Management under the terms of this agreement.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards ("FAS") No. 128, "Earnings Per Share" ("EPS"), which supersedes Accounting Principles Board Opinion No. 15. Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Fully diluted EPS is replaced by Diluted EPS, which gives effect to all dilutive potential common shares. All prior periods presented have been restated.

Diluted EPS from continuing operations is computed as follows:

                                                    Three Months Ended March 31,
                                                      1996                1997
                                                    --------            --------
Income from continuing operations as reported       $ 37,021            $ 36,389
  Add or (deduct) -
  Dilution from potential common shares of:
     WM International                                      -                   -
                                                    --------            --------
Adjusted income from continuing operations          $ 37,021            $ 36,389
                                                    ========            ========

Weighted average common shares outstanding as
  reported                                           178,900             161,500
  Add -
     Effect of stock options after applying
     the "treasury stock" method                         700                 400
                                                    --------            --------
Adjusted average common shares outstanding           179,600             161,900
                                                    ========            ========
Diluted EPS from continuing operations              $   0.21            $   0.22
                                                    ========            ========

An aggregate of 2.6 million common shares potentially issuable upon exercise of stock options have been excluded from the calculation of Diluted EPS at March 31, 1997, because their effect is antidilutive. During the three months ended March 31, 1997, the Company issued 157.2 thousand shares upon exercise of stock options.

NOTE 2 - RESTATEMENT OF FINANCIAL INFORMATION

The Company has restated the accompanying financial statements to reflect adjustments recorded by Rust for the carrying value of certain of Rust's equity investments and businesses held for sale and for reclassifying to continuing operations the results of operations for certain Rust businesses previously reported as discontinued operations in 1996. Accordingly, the Company has restated to reflect the impact of these adjustments and reclassifications on its equity income and investment. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The impact of the Rust restatements on the Company's financial results as originally reported is summarized below:

                                                                             Three Months Ended March 31,
                                                                              1996                    1997
                                                                              ----                    ----
Equity in earnings of affiliates:
  As reported                                                                $ 3,725                 $ 3,172
  As restated                                                                  3,996                   1,239
Income from continuing operations:
  As reported                                                                $36,750                 $38,322
  As restated                                                                 37,021                  36,389
Equity income from Rust discontinued operations:
  As reported                                                                $ 1,325                 $     -
  As restated                                                                  1,212                       -
Net income:
  As reported                                                                $40,570                 $38,322
  As restated                                                                 40,728                  36,389
Diluted earnings per common share:
Continuing operations:
  As reported                                                                $  0.21                 $  0.24
  As restated                                                                   0.21                    0.22
Equity income from Rust discontinued operations:
  As reported                                                                $  0.01                 $     -
  As restated                                                                   0.01                       -
Net income:
  As reported                                                                $  0.23                 $  0.24
  As restated                                                                   0.23                    0.22

                                                                          December 31,             March 31,
                                                                             1996                    1997
                                                                             ----                    ----
Investments in affiliates:
  As reported                                                               $484,141                $472,023
  As restated                                                                479,505                 465,454
Total assets:
  As reported                                                             $3,051,419              $3,031,155
  As restated                                                              3,046,783               3,024,586
Retained earnings:
  As reported                                                             $  714,064                $752,386
  As restated                                                                709,428                 745,817
Total stockholders' equity:
  As reported                                                             $1,150,516              $1,165,331
  As restated                                                              1,145,880               1,158,762


               WHEELLABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

During the fourth quarter of 1995, Rust announced it would sell or discontinue its process engineering, construction, specialty contracting and similar lines of business. In 1996, Rust sold the engineering and construction business, as well as its industrial scaffolding business, and announced that it also planned to divest its remaining domestic and international environmental and infrastructure engineering and consulting businesses. Wheelabrator has reported its 40 percent equity interest in the net loss provisions for the planned disposition of these businesses separately from continuing operations. In addition, the Company's equity in the historical operating results of those businesses sold within one year of their announced disposition is also reported separately from continuing operations. Historical results of those Rust businesses included in the disposition plan but not sold within one year have been restated and are now included in the Company's results from continuing operations.

               WHEELLABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

               WHEELLABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

               WHEELLABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company was also required in 1997 to begin presenting earnings per share in accordance with FAS No. 128, as discussed above.

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

During the fourth quarter of 1995, Rust announced it would sell or discontinue its process engineering, construction, specialty contracting and similar lines of business. In 1996, Rust sold the engineering and construction business, as well as its industrial scaffolding business, and announced that it also planned to divest its remaining domestic and international environmental and infrastructure engineering and consulting businesses. Wheelabrator has reported its 40 percent equity interest in the net loss provisions for the planned disposition of these businesses separately from continuing operations. In addition, the Company's equity in the historical operating results of those businesses sold within one year of their announced disposition is also reported separately from continuing operations. Historical results of those Rust businesses included in the disposition plan but not sold within one year have been restated and are now included in the Company's results from continuing operations.

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

Income from continuing operations and net income were $36.4 million, or $0.22 per share, in the first quarter of 1997. In the first quarter of 1996, income from continuing operations was $37.0 million, or $0.21 per share, and net income was $40.7 million, or $0.23 per share. Net income in 1996 included income from discontinued Water Business operations of $2.5 million and equity income from Rust discontinued operations of $1.2 million. The earnings per share contribution from continuing operations increased $0.01 primarily because of increased interest income, which is discussed below, and the benefit of 1996 share repurchases. Earnings per share figures are presented herein on a diluted basis.

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

EQUITY IN EARNINGS OF AFFILIATES: First quarter equity income from Wheelabrator's affiliates totaled $1.2 million in 1997 compared with $4.0 million in 1996. The Company's equity earnings from Rust's continuing operations declined $2.2 million to a $1.1 million loss primarily as a result of goodwill write-offs associated with closing certain locations. In addition, equity income from WM International decreased $0.5 million to $2.3 million. The decline in equity income from WM International reflects translation losses resulting from the strength of the British pound against other world currencies and a reduction of its equity income resulting from the 1996 sale of its minority interest in Wessex Water Plc.

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

ACCOUNTING PRONOUNCEMENTS: In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," which became effective in 1997. The SOP provides that environmental remediation liabilities should be accrued when the criteria of Statement of Financial Standards ("FAS") No. 5, "Accounting for Contingencies," are met. Included in the SOP are benchmarks to aid in the determination of when such criteria are met and environmental remediation liabilities should be recognized. The SOP also provides that an accrual for environmental liabilities should include future costs of compensation and benefits for employees expected to devote a significant amount of time directly to the remediation effort. The adoption of SOP 96-1 did not have a material impact on Wheelabrator's financial statements since its previous accounting was in substantial compliance with the new standard.

Also in 1997, the Company was required to begin presenting earnings per share in accordance with FAS No. 128.

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

refinancing of the tax-exempt project debt on its Claremont, New Hampshire, facility in January 1997 and a $24.9 million limited-recourse financing associated with the Lassen facility in April 1997.

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

March 1, 1998

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