Form 10-Q/A
period 1997-06-30
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1998-03-02
CIK 790159

===============================================================================

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


                         YES     X        NO __________
                             ---------


 Shares of Registrant's Common Stock, $0.01 par value, issued and outstanding at July 31, 1997:
                                  156,592,602

===============================================================================

                         WHEELABRATOR TECHNOLOGIES INC.

                                  FORM 10-Q/A

                      FOR THE QUARTER ENDED JUNE 30, 1997
                      -----------------------------------



                                     INDEX
                                     -----

                                                                               Page No.
                                                                               --------
Part I.  Financial Information:

Item 1 - Financial Statements

   Consolidated Balance Sheets as of December 31, 1996, and June 30, 1997..       1

   Consolidated Statements of Income for the Three Months and Six Months
      Ended June 30, 1996 and 1997.........................................       2

   Consolidated Statements of Cash Flows for the Six Months Ended
      June 30, 1996 and 1997...............................................       3

   Consolidated Statements of Changes in Stockholders' Equity for the
      Six Months Ended June 30, 1996 and 1997..............................       4

   Notes to Consolidated Financial Statements..............................       5

Item 2 - Management's Discussion and Analysis of Results of
   Operations and Financial Condition .....................................      14


Part II.  Other Information:

Item 1 - Legal Proceedings.................................................      25
Item 4 - Submission of Matters to a Vote of Security Holders...............      26
Item 6 - Exhibits and Reports on Form 8-K..................................      26
SIGNATURE..................................................................      27
Exhibit Index..............................................................      28

                         Part I.  FINANCIAL INFORMATION

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - RESTATED
                      (000s omitted, except share amounts)
                                  (unaudited)
                                                        December 31,   June 30,
                                                           1996          1997
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

Current assets:
  Cash and cash equivalents.............................. $  306,072  $  300,534
  Short-term investments.................................      1,050      63,768
  Receivables, net of allowance of $5,094 in 1996
   and $4,157 in 1997....................................    123,164     134,697
  Costs and earnings in excess of billings...............     10,632      15,241
  Other current assets...................................     71,098      70,623
                                                          ----------  ----------
    Total current assets.................................    512,016     584,863

Property, plant and equipment, net.......................  1,561,925   1,532,734
Cost in excess of net assets of acquired businesses, net.     63,707      62,671
Investments in affiliates................................    479,505     460,489
Net assets of discontinued operations....................     54,776           -
Other assets.............................................    374,854     359,522
                                                          ----------  ----------
      Total assets....................................... $3,046,783  $3,000,279
                                                          ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current maturities of long-term debt..........................  $   35,832   $   37,201
  Accounts payable..............................................      37,084       50,722
  Accrued liabilities...........................................     236,426      201,085
  Advance payments on contracts.................................      16,194       20,104
                                                                  ----------   ----------
    Total current liabilities...................................     325,536      309,112

Long-term debt..................................................     800,153      815,741
Deferred income taxes...........................................     445,582      441,909
Deferred income.................................................      67,678       63,085
Other long-term liabilities.....................................     261,954      252,360

Commitments and contingencies...........................

Stockholders' equity:
  Preferred stock, par value $1.00 per share,
   50,000,000 shares authorized, none
   issued or outstanding........................................           -            -
  Common stock, par value $0.01 per share, 500,000,000
   shares authorized, 189,545,407 shares issued
   in 1996 and 1997.............................................       1,895        1,895
  Capital in excess of par value................................     875,584      875,011
  Cumulative translation adjustments............................      (4,721)     (24,396)
  Treasury stock at cost;  28,094,425 shares in 1996
   and 32,981,790 shares in 1997................................    (436,306)    (500,564)
  Unrealized loss on available-for-sale securities..............           -         (750)
  Retained earnings.............................................     709,428      766,876
                                                                  ----------   ----------
    Total stockholders' equity..................................   1,145,880    1,118,072
                                                                  ----------   ----------
      Total liabilities and stockholders' equity................  $3,046,783   $3,000,279
                                                                  ==========   ==========

      The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - RESTATED
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                    (000s omitted, except per share amounts)
                                  (unaudited)

                                                            Three Months            Six Months
                                                            Ended June 30,         Ended June 30,
----------------------------------------------------------------------------------------------------
                                                             1996       1997         1996       1997
                                                             ----       ----         ----       ----
Revenue..........................................        $244,436   $256,059     $463,906   $504,223

Operating expenses...............................         157,426    170,441      298,895    341,700
Selling and administrative expenses..............          10,993     10,398       21,983     20,395
Interest expense.................................          13,665     13,541       27,123     26,517
Interest income..................................          (1,416)    (4,470)      (3,153)    (8,965)
Equity in (earnings) loss of affiliates..........          (6,496)       651      (10,492)      (588)
Other expense, net...............................             448        707        1,203      1,557
                                                         --------   --------     --------   --------
  Income from continuing operations before
    income taxes.................................          69,816     64,791      128,347    123,607

Income tax provision.............................          25,098     26,161       46,608     48,588
                                                         --------   --------     --------   --------
  Income from continuing operations..............          44,718     38,630       81,739     75,019

Discontinued operations:
  Gain on disposal of discontinued operations
    less applicable income taxes of $78.0
    million......................................               -      1,210            -      1,210
  Income from discontinued operations less
    applicable income taxes of $2.5 million and
    $4.6 million for the three months and six
    months ended June 30, 1996, respectively.....           2,650          -        5,145          -
  Equity in gain on disposal of Rust
     discontinued operations.....................           9,198          -        9,198          -
  Equity income (loss) from Rust discontinued
    operations...................................            (476)         -          736          -
                                                         --------   --------     --------   --------

    Net income...................................        $ 56,090   $ 39,840     $ 96,818   $ 76,229
                                                         ========   ========     ========   ========

Weighted average common shares outstanding.......         171,800    157,300      175,600    159,400
                                                         ========   ========     ========   ========

Basic earnings per common share:

  Continuing operations..........................        $   0.26   $   0.24     $   0.46   $   0.47
  Gain on disposal of discontinued operations....               -       0.01            -       0.01
  Income from discontinued operations............            0.02          -         0.03          -
  Equity income from Rust discontinued
    operations...................................            0.05          -         0.06          -
                                                         --------   --------     --------   --------

    Net income...................................        $   0.33   $   0.25     $   0.55   $   0.48
                                                         ========   ========     ========   ========

Diluted earnings per common share:

  Continuing operations..........................        $   0.26   $   0.24     $   0.46   $   0.47
  Gain on disposal of discontinued operations....               -       0.01            -       0.01
  Income from discontinued operations............            0.02          -         0.03          -
  Equity income from Rust discontinued
    operations...................................            0.05          -         0.06          -
                                                         --------   --------     --------   --------

    Net income...................................        $   0.33   $   0.25     $   0.55   $   0.48
                                                         ========   ========     ========   ========

   The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                 (000s omitted)
                                  (unaudited)

                                                                   1996        1997
                                                                ---------    --------
OPERATING ACTIVITIES:
Net income .................................................    $  96,818    $ 76,229
Adjustments to reconcile net income to cash flows from
  operating activities:
    Depreciation and amortization ..........................       54,108      46,721
    Deferred income taxes ..................................       19,734        (690)
    Undistributed earnings of affiliates ...................      (10,492)       (588)
    Equity in discontinued operations of Rust ..............       (9,934)          -
    Gain on disposal of discontinued operations ............            -      (1,210)
    Changes in assets and liabilities, net of effects of
      acquisitions and dispositions:
        Receivables, net ...................................      (15,312)     (8,365)
        Costs and earnings in excess of billings ...........        6,601          (3)
        Other current assets ...............................       (1,024)     (1,650)
        Accounts payable and accrued liabilities ...........      (13,806)    (64,100)
        Advance payments on contracts ......................        5,286        (946)
        Other long-term liabilities ........................      (16,844)    (10,978)
    Other, net .............................................        5,040      (1,498)
                                                                ---------    --------
    Net cash provided by operating activities ..............      120,175      32,922
                                                                ---------    --------

INVESTING ACTIVITIES:
Capital expenditures .......................................      (37,127)    (11,283)
Investments held by trustees ...............................       (1,131)      5,656
Cash paid for acquisitions, net of acquired cash ...........       (4,483)          -
Cash paid for investment ...................................      (15,415)          -
Proceeds from discontinued operations ......................            -      10,478
Other, net .................................................        1,057       4,155
                                                                ---------    --------
    Net cash provided by (used for) investing activities ...      (57,099)      9,006
                                                                ---------    --------

FINANCING ACTIVITIES:
Additions to long-term debt ................................       58,550      38,817
Repayments of long-term debt ...............................       (6,081)    (21,832)
Net borrowings from Waste Management, Inc. .................      128,645           -
Proceeds from exercise of stock options ....................        8,693       2,115
Stock repurchase program ...................................     (296,070)    (67,398)
Other, net .................................................          732         832
                                                                ---------    --------
    Net cash used for financing activities .................     (105,531)    (47,466)
                                                                ---------    --------

Net decrease in cash and cash equivalents ..................      (42,455)     (5,538)
Cash and cash equivalents at beginning of period ...........       54,003     306,072
                                                                ---------    --------
Cash and cash equivalents at end of period .................    $  11,548    $300,534
                                                                =========    ========

Supplemental disclosure:
    Interest paid, net of amounts capitalized ..............    $  27,175    $ 24,243
                                                                =========    ========
    Income taxes paid ......................................    $  23,117    $ 99,568
                                                                =========    ========

Significant noncash investing activities:
    Liabilities assumed in acquisitions ....................    $   2,675    $      -
                                                                =========    ========
    Marketable securities received upon sale of
      discontinued operations ..............................    $       -    $ 63,967
                                                                =========    ========

   The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                     (000s omitted, except share amounts)
                                  (unaudited)

                                                               Unrealized
                                                                 Loss on
                                Capital in  Cumulative          Available-
                         Common  Excess of Translation  Treasury For-Sale   Retained
                          Stock  Par Value  Adjustment   Stock  Securities  Earnings     Total
=================================================================================================
Balance,
 December 31, 1995       $1,895  $876,595   $ (9,986)  $(146,494)   $   -   $726,277   $1,448,287

Net income                    -         -          -           -        -     96,818       96,818
Dividends declared
 ($0.12 per share)            -         -          -           -        -    (20,689)     (20,689)
Foreign currency
 translation                  -         -       (824)          -        -          -         (824)
Exercise of
 stock options                -    (2,358)         -      11,051        -          -        8,693
Tax benefit from
 stock options                -     1,356          -           -        -          -        1,356
Stock repurchases
 (18,444,700 shares)          -         -          -    (296,250)       -          -     (296,250)
                         ------  --------   --------   ---------    -----   --------   ----------
Balance,
 June 30, 1996           $1,895  $875,593   $(10,810)  $(431,693)   $   -   $802,406   $1,237,391
                         ======  ========   ========   =========    =====   ========   ==========
Balance,
  December 31, 1996      $1,895  $875,584   $ (4,721)  $(436,306)   $   -   $709,428   $1,145,880

Net income                    -         -          -           -        -     76,229       76,229
Dividends declared
 ($0.12 per share)            -         -          -           -        -    (18,781)     (18,781)
Foreign currency
 translation                  -         -    (19,675)          -        -          -      (19,675)
Exercise of
 stock options                -    (1,025)         -       3,140        -          -        2,115
Tax benefit from
 stock options                -       452          -           -        -          -          452
Unrealized loss on
 available-for-sale
 securities, less tax
 benefit of $499              -         -          -           -     (750)         -         (750)
Stock repurchases
 (5,106,200 shares)           -         -          -     (67,398)       -          -      (67,398)
                         ------  --------   --------   ---------    -----   --------   ----------
Balance,
  June 30, 1997          $1,895  $875,011   $(24,396)  $(500,564)   $(750)  $766,876   $1,118,072
                         ======  ========   ========   =========    =====   ========   ==========


  The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
            (000s omitted in all tables, except per share amounts)

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("FAS") No. 128, "Earnings Per Share" ("EPS"), which supersedes Accounting Principles Board Opinion No. 15. Primary EPS is replaced by Basic EPS, which is

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Fully diluted EPS is replaced by Diluted EPS, which gives effect to all dilutive potential common shares. All prior periods presented have been restated.

Diluted EPS from continuing operations is computed as follows:

                                                    Three Months         Six Months
                                                   Ended June 30,      Ended June 30,
                                                   1996      1997      1996      1997
                                                 --------  --------  --------  --------
Income from continuing operations as reported    $ 44,718  $ 38,630  $ 81,739  $ 75,019
  Add or (deduct) -
  Dilution from potential common shares of:
     WM International                                   -         -         -         -
                                                 --------  --------  --------  --------
Adjusted income from continuing operations       $ 44,718  $ 38,630  $ 81,739  $ 75,019
                                                 ========  ========  ========  ========

Weighted average common shares outstanding as
  reported                                        171,800   157,300   175,600   159,400
  Add -
     Effect of stock options after applying
     the "treasury stock" method                      600       300       700       400
                                                 --------  --------  --------  --------
Adjusted average common shares outstanding        172,400   157,600   176,300   159,800
                                                 ========  ========  ========  ========
Diluted EPS from continuing operations           $   0.26  $   0.24  $   0.46  $   0.47
                                                 ========  ========  ========  ========

An aggregate of 3.4 million common shares potentially issuable upon exercise of stock options have been excluded from the calculation of Diluted EPS at June 30, 1997, because their effect is antidilutive. During the six months ended June 30, 1997, the Company issued 218.8 thousand shares upon exercise of stock options.

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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

Interest Rate Agreements From time to time, the Company has entered into interest rate swap agreements to balance fixed and floating rate debt in accordance with management's criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received are accrued in the financial statements as a part of interest expense on the underlying debt over the life of the agreements and the swap is not marked to market.

Currency Agreements The Company has used foreign currency derivatives to seek to mitigate the impact of translation on foreign earnings and income from foreign investees. Typically these have taken the form of purchased put options or offsetting put and call options with different strike prices. The Company receives or pays, based on the notional amount of the option, the difference between the average exchange rate of the hedged currency against the base currency and the average (strike price) contained in the option. Complex instruments involving multipliers or leverage are not used. Although the purpose for using such derivatives is to mitigate currency risk, they do not qualify for hedge accounting under generally accepted accounting principles and accordingly, must be adjusted to market value at the end of each accounting period with gains or losses included in income.

The Company also has occasionally used foreign currency forward contracts to hedge committed transactions when the terms of such a transaction are known and there is a high probability that the transaction will occur. Gains or losses on forward contracts pertaining to such transactions are deferred until the designated transaction is completed. The impact of the

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

The impact of the Rust restatements on the Company's financial results as originally reported is summarized below:

                                            Three Months Ended   Six Months Ended
                                                 June 30,            June 30,
                                            ------------------   ----------------
                                              1996      1997      1996     1997
                                            --------   -------   -------  -------
Equity in earnings (loss) of affiliates:
  As reported                                $ 6,587   $   645   $10,312  $ 3,817
  As restated                                  6,496      (651)   10,492      588
Income from continuing operations:
  As reported                                $45,809   $39,926   $82,559  $78,248
  As restated                                 44,718    38,630    81,739   75,019
Equity income from Rust
  discontinued operations:
  As reported                                $ 1,342         -   $ 2,667        -
  As restated                                  8,722         -     9,934        -
Net income:
  As reported                                $49,801   $41,136   $90,371  $79,458
  As restated                                 56,090    39,840    96,818   76,229

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



Diluted earnings per common share:

Continuing operations:
  As reported                               $ 0.27    $ 0.25    $0.47    $0.49
  As restated                                 0.26      0.24     0.46     0.47
Equity income from Rust
 discontinued operations:
  As reported                               $ 0.01         -    $0.01        -
  As restated                                 0.05         -     0.06        -
Net income:
  As reported                               $ 0.29    $ 0.26    $0.51    $0.50
  As restated                                 0.33      0.25     0.55     0.48

                                        December 31,       June 30,
                                            1996             1997
                                        -----------       ----------
Investments in affiliates:
  As reported                           $  484,141        $  468,354
  As restated                              479,505           460,489
Total assets:
  As reported                           $3,051,419        $3,008,144
  As restated                            3,046,783         3,000,279
Retained earnings:
  As reported                           $  714,064        $  774,741
  As restated                              709,428           766,876
Total stockholders' equity:
  As reported                           $1,150,516        $1,125,937
  As restated                            1,145,880         1,118,072

NOTE 3 - ACQUISITION OF PUBLIC SHARES

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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


to enjoin the proposed transaction. See Part II - Other Information - Legal Proceedings for additional discussion.

NOTE 4 - ACQUISITIONS AND DIVESTITURES

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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The Company has reported its equity in these loss provisions separately from continuing operations. In addition, the Company's equity in the historical operating results of the Rust businesses sold within one year of their announced disposition is also reported separately from continuing operations. Operating results of those businesses included in the disposition plan but not sold within one year have been reclassified and are now included in continuing operations.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



a change in the Company's estimate of its probable liability with respect to these matters could occur in the near-term.

NOTE 6 - ACCOUNTING PRONOUNCEMENTS

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

Results of Operations
---------------------

For the three months ended June 30, 1997, consolidated revenue was $256.1 million, income from continuing operations was $38.6 million, or $0.24 per share, and net income was $39.8 million, or $0.25 per share. In the second quarter of 1996, consolidated revenue was $244.4 million, income from continuing operations was $44.7 million, or $0.26 per share, and net income was $56.1 million, or $0.33 per share. Earnings per share figures are presented herein on a diluted basis.

For the six months ended June 30, 1997, consolidated revenue was $504.2 million, income from continuing operations was $75.0 million, or $0.47 per share, and net income was $76.2 million, or $0.48 per share. In the comparable 1996 period, consolidated revenue was $463.9 million, income from continuing operations was $81.7 million, or $0.46 per share, and net income was $96.8 million, or $0.55 per share.

Revenue in 1997 included $18.3 million and $34.2 million of construction revenue for the three and six-month periods, respectively, related to the retrofit of Pinellas County, Florida's trash-to-energy facility and construction of a biosolids compost facility for Burlington County, New Jersey. There was no construction revenue during the first half of 1996. New industrial cogeneration plants (so-called "inside-the-fence" facilities) acquired

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

in 1996 contributed $3.8 million of revenue for the quarter and $10.2 million for the first six months. The Company is attempting to leverage its energy plant operating capabilities and project financing expertise by owning and/or operating inside-the-fence power plants for industrial customers. Existing business revenue decreased for the quarter and six-month period due to land spreading divestitures, a lack of new air pollution control group business, and a slight decline in trash deliveries offsetting contractual price escalation. The decline in trash deliveries resulted from dry weather in the Mid-Atlantic and New England states decreasing the weight of trash delivered to certain plants. The Company's plant operations, land spreading, air business and construction represented 79 percent, 8 percent, 6 percent and 7 percent, respectively, of consolidated revenue in the second quarter of 1997, versus 81 percent, 11 percent, 8 percent and 0 percent, respectively, during the second quarter of 1996. The percentages and year-over-year comparisons were approximately the same for the six-month period.

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

Income from continuing operations decreased $6.1 million for the quarter and $6.7 million for the six months versus the comparable 1996 periods. The majority of this decrease was attributable to the indirect impact on the Company ($4.8 million) of a charge recognized by an equity investee of Rust, OHM Corporation. Absent this charge, second quarter income from continuing operations would have been $43.4 million, or $0.28 per share. This represents a $1.3 million decrease from the prior year due primarily to lower equity income from both Rust and WM International since the aforementioned operating income decrease was offset by favorable interest earnings. Six-month income from continuing operations, absent this charge, would have been $79.8 million, or $0.50 per share, which represents a decrease of $1.9 million from the prior year as equity income declines more than offset favorable interest earnings. The earnings per share impact of lower income from continuing operations for the quarter and year-to-date period was mitigated by lower average shares outstanding due to share repurchases.

Net income for the quarter and six months includes a $1.2 million after tax gain on the Water Business divestiture. Prior year quarter and six-month results include discontinued Water Business operations and equity income from Rust discontinued operations totaling $11.4

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

million for the quarter and $15.1 million for the six months. The Rust contribution included Wheelabrator's share of a gain recognized on the sale of their domestic engineering and construction business.

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

Equity in Earnings of Affiliates: Equity income (loss) from the continuing operations of Wheelabrator's affiliates for the second quarter and six months ended June 30, totaled $6.5 million and $10.5 million, respectively, in 1996 and $(0.7) million and $0.6 million, respectively, in 1997. The Company's equity in Rust's continuing earnings decreased approximately $6.4 million for the second quarter and $8.7 million for the six months, $4.8 million of which was attributable to write-offs taken by OHM Corporation. The balance of the Rust decrease relates primarily to second quarter losses at certain Rust businesses held for sale. The Company's equity in WM International's earnings decreased $0.6 million for the second quarter and $1.1 million for the six months due to translation losses resulting from the strength of the British pound against other world currencies and a reduction of its equity income resulting from the 1996 sale of its minority interest in Wessex Water Plc.

Income Taxes:   The Company's effective tax rates excluding equity income, which is reported net of tax, were 39.5 percent for the six-month periods ended June 30, 1997 and 1996. On a go-forward basis, the Company expects its effective tax rate excluding equity income to continue to be approximately 39.5 percent.

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

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997. FAS No. 130 requires only a different format for presentation of information already included in the Company's financial statements. FAS No. 131 modifies and expands required segment disclosure but does not affect accounting principles, and accordingly will not require any change to reported financial position, results of operations or cash flows.

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

The Company was also required in 1997 to begin presenting earnings per share in accordance with FAS No. 128.


Financial Condition
-------------------

Liquidity and Capital Resources: Operating activities continue to be Wheelabrator's principal source of liquidity and provided $32.9 million of cash for the first six months of 1997 compared to $120.2 million during the same period of 1996. The majority of the decrease was attributable to approximately $50 million of tax payments resulting from the November 1996 Water Business sale to U.S. Filter, cash generated last year by the discontinued Water Business and increased income tax payments resulting from the reversal of deferred tax timing differences.

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

The Company currently expects its major uses of capital during 1997 will include spending on facility retrofits related to the Clean Air Act Amendments of 1990 (see Contingencies below), continued acquisitions of inside-the-fence industrial cogeneration facilities, and project investments, in addition to dividends, scheduled debt repayments, and nonproject capital expenditures. The Company completed a $13.9 million refinancing of the tax-exempt project debt on its Claremont, New Hampshire, facility in January 1997 and a $24.9 million limited-recourse financing associated with the Lassen, California, facility in April 1997.

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