Form 10-Q/A
period 1997-09-30
WHEELABRATOR TECHNOLOGIES INC /DE/
filed 1998-03-02
CIK 790159

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

                         WHEELABRATOR TECHNOLOGIES INC.

                                  FORM 10-Q/A

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                    ----------------------------------------



                                     INDEX
                                     -----


                                                                           PAGE NO.
                                                                           --------
PART I.  FINANCIAL INFORMATION:

Item 1 - Financial Statements

   Consolidated Balance Sheets as of December 31, 1996, and
      September 30, 1997...................................................   1

   Consolidated Statements of Income for the Three Months and Nine Months
      Ended September 30, 1996 and 1997....................................   2

   Consolidated Statements of Cash Flows for the Nine Months Ended
      September 30, 1996 and 1997..........................................   3

   Consolidated Statements of Changes in Stockholders' Equity for the
      Nine Months Ended September 30, 1996 and 1997........................   4

   Notes to Consolidated Financial Statements..............................   5

Item 2 - Management's Discussion and Analysis of Results of
   Operations and Financial Condition .....................................  15


PART II.  OTHER INFORMATION:

Item 1 - Legal Proceedings.................................................  27
Item 5 - Other Information.................................................  28
Item 6 - Exhibits and Reports on Form 8-K..................................  28
SIGNATURE..................................................................  29
Exhibit Index..............................................................  30

                         PART I.  FINANCIAL INFORMATION

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - RESTATED
                      (000s omitted, except share amounts)
                                  (unaudited)

                                                           December 31,  September 30,
                                                                 1996           1997
--------------------------------------------------------------------------------------
                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents...............................  $  306,072      $  413,857
  Receivables, net of allowance of $5,094 in 1996
   and $4,067 in 1997.....................................     123,164         133,482
  Costs and earnings in excess of billings................      10,632          16,765
  Other current assets....................................      72,148          60,439
                                                            ----------      ----------
    Total current assets..................................     512,016         624,543

Property, plant and equipment, net........................   1,561,925       1,517,323
Cost in excess of net assets of acquired businesses, net..      63,707          62,154
Investments in affiliates.................................     479,505         457,480
Net assets of discontinued operations.....................      54,776               -
Other assets..............................................     374,854         365,040
                                                            ----------      ----------
      Total assets........................................  $3,046,783      $3,026,540
                                                            ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current maturities of long-term debt....................  $   35,832      $   43,765
  Accounts payable........................................      37,084          34,852
  Accrued liabilities.....................................     236,426         174,415
  Advance payments on contracts...........................      16,194          20,093
                                                            ----------      ----------
    Total current liabilities.............................     325,536         273,125

Long-term debt............................................     800,153         804,403
Deferred income taxes.....................................     445,582         448,948
Deferred income...........................................      67,678          61,388
Other long-term liabilities...............................     261,954         275,441

Commitments and contingencies.............................

Stockholders' equity:
  Preferred stock, par value $1.00 per share, 50,000,000
   shares authorized, none issued or outstanding..........           -               -
  Common stock, par value $0.01 per share, 500,000,000
   shares authorized, 189,545,407 shares issued
   in 1996 and 1997.......................................       1,895           1,895
  Capital in excess of par value..........................     875,584         874,950
  Cumulative translation adjustments......................      (4,721)        (26,346)
  Treasury stock at cost;  28,094,425 shares in 1996
   and 32,916,221 shares in 1997..........................    (436,306)       (499,609)
  Retained earnings.......................................     709,428         812,345
                                                            ----------      ----------
    Total stockholders' equity............................   1,145,880       1,163,235
                                                            ----------      ----------
      Total liabilities and stockholders' equity..........  $3,046,783      $3,026,540
                                                            ==========      ==========

      The accompanying notes are an integral part of these balance sheets.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME - RESTATED
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                    (000s omitted, except per share amounts)
                                  (unaudited)

                                                       Three Months          Nine Months
                                                    Ended September 30,   Ended September 30,
----------------------------------------------------------------------------------------------
                                                      1996       1997       1996       1997
                                                    --------   --------   --------   --------
Revenue...........................................  $242,683   $249,869   $706,589   $754,092

Operating expenses................................   155,745    161,696    454,640    503,396
Selling and administrative expenses...............    10,431     10,079     32,414     30,474
Interest expense..................................    15,638     14,133     42,761     40,650
Interest income...................................    (1,012)    (5,649)    (4,165)   (14,614)
Equity in earnings of affiliates..................   (12,550)    (2,266)   (23,042)    (2,854)
Other (income) expense, net.......................       969     (1,824)     2,172       (267)
                                                    --------   --------   --------   --------
 Income from continuing operations before
  income taxes....................................    73,462     73,700    201,809    197,307

Income tax provision..............................    23,933     28,231     70,541     76,819
                                                    --------   --------   --------   --------
 Income from continuing operations................    49,529     45,469    131,268    120,488

Discontinued operations:
 Gain on disposal of discontinued operations
  less applicable income taxes of $78.0
  million.........................................         -          -          -      1,210
 Income from discontinued operations less
  applicable income taxes of $2.8 million and
  $7.4 million for the three months and nine
  months ended September 30, 1996, respectively...     1,830          -      6,975          -
 Equity in loss on disposal of Rust discontinued
  operations......................................   (32,752)         -    (23,554)         -
 Equity income from Rust discontinued
  operations......................................       218          -        954          -
                                                    --------   --------   --------   --------

  Net income......................................  $ 18,825   $ 45,469   $115,643   $121,698
                                                    ========   ========   ========   ========

Weighted average common shares outstanding........   161,600    156,600    171,000    158,500
                                                    ========   ========   ========   ========

Basic earnings (loss) per common share:

 Continuing operations............................  $   0.31   $   0.29   $   0.77   $   0.76
 Gain on disposal of discontinued operations......         -          -          -       0.01
 Income from discontinued operations..............      0.01          -       0.04          -
 Equity loss from Rust discontinued operations....     (0.20)         -      (0.13)         -
                                                    --------   --------   --------   --------

  Net income......................................  $   0.12   $   0.29   $   0.68   $   0.77
                                                    ========   ========   ========   ========

Diluted earnings (loss) per common share:

 Continuing operations............................  $   0.31   $   0.29   $   0.76   $   0.76
 Gain on disposal of discontinued operations......         -          -          -       0.01
 Income from discontinued operations..............      0.01          -       0.04          -
 Equity loss from Rust discontinued operations....     (0.20)         -      (0.13)         -
                                                    --------   --------   --------   --------

  Net income......................................  $   0.12   $   0.29   $   0.67   $   0.77
                                                    ========   ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                 (000s omitted)
                                  (unaudited)

                                                                 1996        1997
----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................  $ 115,643   $121,698
Adjustments to reconcile net income to cash flows
 from operating activities:
  Depreciation and amortization.............................     80,749     69,797
  Deferred income taxes.....................................     30,629      6,831
  Undistributed earnings of affiliates......................    (23,042)    (2,854)
  Equity in discontinued operations of Rust.................     22,600          -
  Gain on disposal of discontinued operations...............          -     (1,210)
  Gain from sale of marketable securities...................          -     (4,510)
  Changes in assets and liabilities, net of
   effects of acquisitions and dispositions:
    Receivables, net........................................    (12,334)    (7,150)
    Costs and earnings in excess of billings................      9,213     (1,277)
    Other current assets....................................      3,843     12,638
    Accounts payable and accrued liabilities................      1,726    (59,937)
    Advance payments on contracts...........................       (216)      (957)
    Other long-term liabilities.............................    (16,885)   (23,136)
  Other, net................................................     (4,733)    (8,871)
                                                              ---------   --------
  Net cash provided by operating activities.................    207,193    101,062
                                                              ---------   --------

INVESTING ACTIVITIES:
Capital expenditures........................................    (56,789)   (18,915)
Investments held by trustees................................        907      6,777
Cash paid for acquisitions, net of acquired cash............     (4,483)         -
Cash paid for investment....................................    (15,415)         -
Proceeds from disposal of discontinued operations...........          -     10,478
Proceeds from sale of securities............................          -     68,477
Other, net..................................................      9,669      8,794
                                                              ---------   --------
  Net cash provided by (used for) investing activities......    (66,111)    75,611
                                                              ---------   --------

FINANCING ACTIVITIES:
Additions to long-term debt.................................     58,550     38,817
Repayments of long-term debt................................     (8,876)   (26,042)
Net borrowings from Waste Management, Inc...................     75,192          -
Proceeds from exercise of stock options.....................      8,977      2,931
Stock repurchase program....................................   (302,861)   (67,398)
Dividends paid..............................................    (20,689)   (18,781)
Other, net..................................................      1,451      1,585
                                                              ---------   --------
  Net cash used for financing activities....................   (188,256)   (68,888)
                                                              ---------   --------

Net increase (decrease) in cash and cash equivalents........    (47,174)   107,785
Cash and cash equivalents at beginning of period............     54,003    306,072
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $   6,829   $413,857
                                                              =========   ========

Supplemental disclosure:
  Interest paid, net of amounts capitalized.................  $  37,590   $ 33,914
                                                              =========   ========
  Income taxes paid.........................................  $  31,957   $118,126
                                                              =========   ========
Significant noncash investing activities:
  Liabilities assumed in acquisitions.......................  $   2,675   $      -
                                                              =========   ========
  Marketable securities received upon sale of discontinued
    operations..............................................  $       -   $ 63,967
                                                              =========   ========

   The accompanying notes are an integral part of these financial statements.

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                      (000s omitted, except share amounts)
                                  (unaudited)




                                Capital    Cumulative
                        Common  Excess of  Translation  Treasury  Retained
                        Stock   Par Value  Adjustment   Stock     Earnings    Total
----------------------------------------------------------------------------------------
Balance,
 December 31, 1995      $1,895  $876,595   $ (9,986)  $(146,494)  $726,277   $1,448,287

Net income                   -         -          -           -    115,643      115,643
Dividends declared
 ($0.12 per share)           -         -          -           -    (20,689)     (20,689)
Foreign currency
 translation                 -         -        658           -          -          658
Exercise of
 stock options               -    (2,534)         -      11,511          -        8,977
Tax benefit from
 stock options               -     1,427          -           -          -        1,427
Stock repurchases
 (18,917,200 shares)         -         -          -    (303,028)         -     (303,028)
                        ------  --------   --------   ---------   --------   ----------
Balance,
 September 30, 1996     $1,895  $875,488   $ (9,328)  $(438,011)  $821,231   $1,251,275
                        ======  ========   ========   =========   ========   ==========

Balance,
  December 31, 1996     $1,895  $875,584   $ (4,721)  $(436,306)  $709,428   $1,145,880

Net income                   -         -          -           -    121,698      121,698
Dividends declared
 ($0.12 per share)           -         -          -           -    (18,781)     (18,781)
Foreign currency
 translation                 -         -    (21,625)          -          -      (21,625)
Exercise of
 stock options               -    (1,164)         -       4,095          -        2,931
Tax benefit from
 stock options               -       530          -           -          -          530
Stock repurchases
 (5,106,200 shares)          -         -          -     (67,398)         -      (67,398)
                        ------  --------   --------   ---------   --------   ----------
Balance,
  September 30, 1997    $1,895  $874,950   $(26,346)  $(499,609)  $812,345   $1,163,235
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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

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

Diluted EPS from continuing operations is computed as follows:

                                                    Three Months          Nine Months
                                                 Ended September 30,  Ended September 30,
                                                   1996       1997      1996       1997
                                                 ---------  --------  ---------  --------
Income from continuing operations as reported     $ 49,529  $ 45,469   $131,268  $120,488
  Add or (deduct) -
  Dilution from potential common shares of:
     WM International                                    -         -          -         -
                                                  --------  --------   --------  --------
Adjusted income from continuing operations        $ 49,529  $ 45,469   $131,268  $120,488
                                                  ========  ========   ========  ========

Weighted average common shares outstanding as
  reported                                         161,600   156,600    171,000   158,500
  Add -
     Effect of stock options after applying
     the "treasury stock" method                       400       600        600       500
                                                  --------  --------   --------  --------
Adjusted average common shares outstanding         162,000   157,200    171,600   159,000
                                                  ========  ========   ========  ========
Diluted EPS from continuing operations            $   0.31  $   0.29   $   0.76  $   0.76
                                                  ========  ========   ========  ========

An aggregate of 1.5 million common shares potentially issuable upon exercise of stock options have been excluded from the calculation of Diluted EPS at September 30, 1997, because their effect is antidilutive. During the nine months ended September 30, 1997, the Company issued 284.4 thousand shares upon exercise of stock options.

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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The impact of the Rust restatements on the Company's financial results as originally reported is summarized below:

                                             Three Months Ended  Nine Months Ended

                                                September 30,       September 30
                                             ------------------ --------------------
Equity in earnings of affiliates:
  As reported                                $  6,390   $ 5,085  $ 16,702   $  8,902
  As restated                                  12,550     2,266    23,042      2,854
Income from continuing operations:
  As reported                                $ 44,807   $48,288  $127,266   $126,536
  As restated                                  49,529    45,469   131,268    120,488
Equity income (loss) from Rust
  discontinued operations:
  As reported                                $  1,438   $     -  $  4,105   $      -
  As restated                                 (32,534)        -   (22,600)         -
Net income:
  As reported                                $ 48,075   $48,288  $138,446   $127,746
  As restated                                  18,825    45,469   115,643    121,698

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Diluted earnings per common share:
Continuing operations:
  As reported                               $ 0.28          $ 0.31     $ 0.74   $ 0.79
  As restated                                 0.31            0.29       0.76     0.76
Equity income (loss) from Rust
 discontinued operations:
  As reported                               $ 0.01          $    -     $ 0.02   $    -
  As restated                                (0.20)              -      (0.13)       -
Net income:
  As reported                               $ 0.30          $ 0.31     $ 0.81   $ 0.80
  As restated                                 0.12            0.29       0.67     0.77

                                       December 31,   September 30,
                                          1996            1997
                                       ------------   -------------
Investments in affiliates:
  As reported                           $  484,141      $  468,164
  As restated                              479,505         457,480
Total assets:
  As reported                           $3,051,419      $3,037,224
  As restated                            3,046,783       3,026,540
Retained earnings:
  As reported                           $  714,064      $  823,029
  As restated                              709,428         812,345
Total stockholders' equity:
  As reported                           $1,150,516      $1,173,919
  As restated                            1,145,880       1,163,235

NOTE 3 - ACQUISITION OF PUBLIC SHARES

On June 20, 1997, the Company received a proposal from its majority shareholder, Waste Management, to acquire for $15.00 per share in cash all of the outstanding publicly held Wheelabrator shares that Waste Management does not already own. Waste Management owns approximately 67 percent of Wheelabrator's 156.6 million outstanding shares. The proposed transaction is subject to the approval of both a committee of the Company's independent directors and the holders of a majority of the Company's outstanding shares (other than shares held by Waste Management) voting at a stockholders' meeting. In June, the proposal was referred by the Company's Board of Directors to a special committee consisting solely

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of independent directors. The special committee subsequently retained independent legal and financial advisors to assist it in considering the proposal. Should the special committee ultimately recommend stockholder approval of a transaction with Waste Management, it is unlikely that a meeting of the Company's stockholders for the purpose of considering such a recommendation could occur before the first quarter of 1998. Several lawsuits have also been filed which seek, among other things, to enjoin the proposed transaction. See
Part II -Other Information - Legal Proceedings for additional discussion.

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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenues of the discontinued businesses were $14.3 million in 1997 versus $358.0 million in the first nine months of 1996. Results of operations during 1997 were not material and were recognized as part of the gain recorded in the second quarter.

During the fourth quarter of 1995, Rust announced it would sell or discontinue its process engineering, construction, specialty contracting and similar lines of business. Rust sold its engineering and construction business in the second quarter of 1996, and its industrial scaffolding business in the third quarter of that year. In the fourth quarter it announced that it also planned to divest its remaining domestic and international environmental and infrastructure engineering and consulting businesses. Wheelabrator has reported its 40 percent equity interest in the net loss provisions for the planned disposition of these businesses separately from continuing operations. In addition, the Company's equity in the historical operating results of those businesses sold within one year of their announced disposition is also reported separately from continuing operations. Historical results of those Rust businesses included in the disposition plan but not sold within one year have been restated and are now included in the Company's results from continuing operations.

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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                WHEELABRATOR TECHNOLOGIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION (CONTINUED)

During the fourth quarter of 1995, Rust announced it would sell or discontinue its process engineering, construction, specialty contracting and similar lines of business. In 1996, Rust sold the engineering and construction business, as well as its industrial scaffolding business, and announced that it also planned to divest its remaining domestic and international environmental and infrastructure engineering and consulting businesses. Wheelabrator has reported its 40 percent equity interest in Rust's gains and loss provisions associated with planned disposition of these businesses separately from continuing operations. The Company recognized a $9.2 million second quarter 1996 gain related to Rust's sale of its engineering and construction business and a $32.8 million third quarter 1996 loss in conjunction with Rust's industrial scaffold business sale. The Company's equity in the historical operating results of those businesses sold within one year of their announced disposition is also reported separately from continuing operations. Historical results of those Rust businesses included in the disposition plan but not sold within one year have been restated and are now included in the Company's results from continuing operations.

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

RESULTS OF OPERATIONS
---------------------

For the three months ended September 30, 1997, consolidated revenue was $249.9 million and income from continuing operations and net income were both $45.5 million, or $0.29 per share. In the third quarter of 1996, consolidated revenue was $242.7 million, income from continuing operations was $49.5 million, or $0.31 per share, and net income was $18.8 million, or $0.12 per share. All earnings per share figures are presented herein on a diluted basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION (CONTINUED)

For the nine months ended September 30, 1997, consolidated revenue was $754.1 million, income from continuing operations was $120.5 million, or $0.76 per share, and net income was $121.7 million, or $0.77 per share. In the comparable 1996 period, consolidated revenue was $706.6 million, income from continuing operations was $131.3 million, or $0.76 per share, and net income was $115.6 million, or $0.67 per share.

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

Income from continuing operations decreased $4.1 million and $10.8 million for the quarter and nine months, respectively, versus the comparable 1996 periods. During the quarter, the Company recognized a $4.5 million pretax gain from the liquidation of the U.S. Filter common stock received in connection with the Water Business sale. The gain was partially offset by $1.8 million of nonoperating real estate asset writedowns. Income from continuing operations for the quarter was further impacted by a $10.3 million decrease in equity in earnings of affiliates. Included in the 1997 nine-month period is the indirect impact on the Company ($4.8 million) of a second quarter charge recognized by an equity investee of Rust, OHM Corporation, and a $3.0 million third quarter charge associated with certain other impairment losses recognized by Rust. Absent these charges, 1997 income from continuing operations would have been $128.3 million through nine months. This represents a $3.0 million decrease from the prior year as lower equity income from both Rust and WM International offset favorable interest earnings. The earnings per share impact of lower income from continuing operations for the year-to-date period was mitigated by lower average shares outstanding due to share repurchases.

Net income for the nine months includes a $1.2 million after tax gain on the Water Business divestiture. Prior year quarter and nine-month results include income from discontinued Water Business operations and net equity losses from Rust discontinued operations that total to a $30.7 million loss for the quarter and a $15.6 million loss for the nine months.

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

EQUITY IN EARNINGS OF AFFILIATES: Equity income from the continuing operations of Wheelabrator's affiliates for the third quarter and nine months ended September 30, totaled $2.3 million and $2.9 million, respectively, in 1997 and $12.6 million and $23.0 million, respectively, in 1996. The Company's equity in Rust's earnings decreased $9.0 million and $17.6 million, respectively, for the third quarter and nine-month period compared to the prior year. Write-offs taken by OHM Corporation in the second quarter of 1997 accounted for $4.8 million of the nine-month decrease, while goodwill write-offs associated with closing

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

certain locations contributed $3.0 million to the third quarter and $4.9 million to the year-to-date decrease. The balance of the Rust decrease was attributable to lower earnings at certain businesses Rust is holding for sale. The Company's equity in WM International's earnings decreased $1.2 million for the third quarter and $2.3 million for the nine months due to translation losses resulting from the strength of the British pound against other world currencies and a reduction of its equity income resulting from the 1996 sale of its minority interest in Wessex Water Plc.

INCOME TAXES:   The Company's effective tax rates excluding equity income, which is reported net of tax, for the nine months ended September 30, 1997 and 1996, were both 39.5 percent. On a go-forward basis, the Company expects its effective tax rate excluding equity income to be between 39.0 and 40.0 percent.

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

ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997. FAS No. 130 requires only a different format for presentation of information already included in the Company's financial statements. FAS No. 131 modifies and expands required segment disclosure but does not affect accounting principles, and accordingly will not require any change to reported financial position, results of operations or cash flows.

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

OUTLOOK:
-------

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


                              WHEELABRATOR TECHNOLOGIES INC.



                              /s/ Robert J. Gagalis
                              -----------------------------------------------
                              Vice President, Chief Financial
                              Officer and Treasurer

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